Form 10-Q
period 1993-11-30
JONES SPACELINK LTD
filed 1994-01-14
CIK 353796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
   {X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended November 30, 1993

   { } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from              to
                                        ------------    -----------

                         Commission File Number 0-10040

                            Jones Spacelink, Ltd.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


Colorado                                                             #84-0835095
- ------------------------------                             ---------------------
State or other jurisdiction of                             I.R.S. employer I.D.#
incorporation or organization


                 P.O. Box 3309, Englewood, Colorado 80155-3309
                 ---------------------------------------------
                     Address of principal executive offices


                                 (303) 792-9191
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                    No
    ---                                                                      ---

Number of shares outstanding of each of the issuers' classes of common stock, as of January 11, 1994:

77,572,700   Class A Common Stock, par value $.01 per share
   415,000   Class B Common Stock, par value $.01 per share

                     JONES SPACELINK, LTD. AND SUBSIDIARIES



                                   I N D E X



                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

          Unaudited Consolidated Balance Sheets
              November 30, 1993 and May 31, 1993                                                             3-4

          Unaudited Consolidated Statements of Operations
              Three and Six Months Ended November 30, 1993 and 1992                                            5

          Unaudited Consolidated Statements of Cash Flows
              Six Months Ended November 30, 1993 and 1992                                                      6

          Notes to Unaudited Consolidated Financial Statements
              November 30, 1993                                                                              7-8


  Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              9-17


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.                                                                  18

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                November 30,                 May 31,
ASSETS                                                                              1993                      1993
- ------                                                                          ------------              ------------
                                                                                         (In Thousands)
CASH AND CASH EQUIVALENTS                                                        $  2,451                   $  1,348

RECEIVABLES:
  Trade receivables, net of allowance for doubtful
    accounts of $791,000 and $577,000                                               8,575                      6,687
  Affiliated entities, net of allowance for doubtful
    accounts of $1,459,000 and $1,351,000                                          21,676                     19,510
  Other                                                                               685                        517

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of
    accumulated depreciation of $124,987,000
    and $111,155,000                                                              191,335                    194,942
  Franchise costs, net of accumulated amortization
    of $84,113,000 and $76,148,000                                                 86,949                     94,912
  Subscriber lists, net of accumulated
    amortization of $31,206,000 and $27,780,000                                    20,522                     23,948
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $5,880,000 and $5,287,000                                                   40,658                     41,251
  Noncompete agreements, net of accumulated
    amortization of $954,000 and $1,722,000                                           591                        792
  Investments in cable television managed
    partnerships and affiliates                                                    73,221                     59,061
                                                                                 --------                   --------
          Total Investment in Cable
             Television Properties                                                413,276                    414,906
                                                                                 --------                   --------
DEFERRED TAX ASSET, net of valuation allowance
  of $32,858,000 and $26,161,000                                                    7,731                      6,667

DEPOSITS, PREPAID EXPENSES AND OTHER                                               26,817                     24,334
                                                                                 --------                   --------
          Total Assets                                                           $481,211                   $473,969
                                                                                 ========                   ========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                                November 30,             May 31,
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                            1993                  1993
- ----------------------------------------                                        ------------          ------------
                                                                                           (In Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                                        $ 42,568                $ 40,722
  Subscriber prepayments and deposits                                                5,466                   5,582
  Credit facility and other debt of
    Jones Spacelink, Ltd.                                                           71,228                  69,265
  Credit facility of Jones Intercable, Inc.                                         63,000                  46,000
  Subordinated debentures and other debt of
    Jones Intercable, Inc.                                                         280,951                 281,214
                                                                                  --------                --------
          Total Liabilities                                                        463,213                 442,783

DEFERRED REVENUE AND INCOME                                                          2,563                   2,718

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                     12,137                  21,480

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value and a
    $1.00 liquidation preference, 220,000,000
    shares authorized; 77,572,700 shares
    issued and outstanding at November 30, 1993
    and May 31, 1993                                                                   776                     776
  Class B Common Stock, $.01 par value, and a
    $1.00 liquidation preference after liquidation
    preference to Class A Common Stock, 415,000
    shares authorized, issued and outstanding                                            4                       4
  Additional paid-in capital                                                        47,140                  47,126
  Accumulated deficit                                                              (42,230)                (38,520)
  Less: Treasury stock of Jones Intercable, Inc.
    at cost, net of minority interests                                              (2,392)                 (2,398)
                                                                                  --------                --------
          Total Shareholders' Investment                                             3,298                   6,988
                                                                                  --------                --------
          Total Liabilities and Shareholders'
            Investment                                                            $481,211                $473,969
                                                                                  ========                ========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Three Months               For the Six Months
                                                                Ended November 30,                Ended November 30,
                                                           ---------------------------       --------------------------
                                                              1993             1992            1993              1992
                                                           ----------       ----------       --------          --------
                                                                    (In Thousands, except Per Share Data)
REVENUES:
  Subscriber service fees                                $ 33,327            $ 30,599      $ 66,571            $ 58,508
  Management fees                                           4,784               4,844         9,672               9,601
  Encryption sales and manufacturing services               1,603                 896         2,958               2,129
  Audio programming services                                  881                 729         1,717               1,406
  Brokerage fees                                               77                 149           155                 595
  Partnership fees, distributions and other                   484                 251           912                 403
                                                         --------            --------      --------            --------
    Total Revenues                                         41,156              37,468        81,985              72,642

COSTS AND EXPENSES:
  Operating, general and administrative expenses,
    including amounts allocated from Jones
    International, Ltd. of $511,000 and $454,000
    for the three months ended 1993 and 1992,
    respectively, and $997,000 and $968,000
    for the six months ended 1993 and 1992,
    respectively                                          (25,424)            (21,583)      (49,940)            (41,522)
  Depreciation and amortization                           (12,751)            (12,678)      (25,674)            (24,699)
                                                         --------            --------      --------            --------
    Operating Income                                        2,981               3,207         6,371               6,421

OTHER INCOME (EXPENSE):
  Interest expense                                         (9,889)            (11,122)      (19,579)            (21,585)
  Equity in losses of partnerships and
    affiliated companies                                   (1,444)             (1,326)       (2,631)             (2,111)
  Interest income                                           1,027               1,028         1,844               2,205
  Loss on sale of assets                                     -                 (1,753)         -                 (1,753)
  Other, net                                                  245              (1,066)         (400)               (659)
                                                         --------            --------      --------            --------
    Loss Before Income Taxes, Minority Interests
      Extraordinary Item and Accounting Change             (7,080)            (11,032)      (14,395)            (17,482)

INCOME TAX BENEFIT                                            561                 676         1,046                 979
                                                         --------            --------      --------            --------
    Loss Before Minority Interests, Extraordinary
      Item and Accounting Change                           (6,519)            (10,356)      (13,349)            (16,503)

MINORITY INTERESTS IN NET LOSSES (INCOME) OF
  CONSOLIDATED SUBSIDIARIES                                 4,778               7,443         9,605              11,919
                                                         --------            --------      --------            --------
    Loss Before Extraordinary Item and Accounting Change   (1,741)             (2,913)       (3,744)             (4,584)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt by
    Jones Intercable, Inc.,  net of related
    minority interests and income taxes                      -                   (126)         -                 (1,668)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes,
    net of minority interests                                -                    -            -                    560
                                                         --------            --------      --------            --------
NET LOSS                                                 $ (1,741)           $ (3,039)     $ (3,744)           $ (5,692)
                                                         ========            ========      ========            ========

PER SHARE DATA:
  Net loss before extraordinary item                     $   (.02)           $   (.04)     $   (.05)          $    (.06)
  Effect of extraordinary item                               -                    -            -                   (.02)
  Accounting Change                                          -                    -            -                    .01
                                                         --------            --------      --------            --------
NET LOSS PER COMMON SHARE                                $   (.02)           $   (.04)     $   (.05)           $   (.07)
                                                         ========            ========      ========            ========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       77,988              76,547        77,988              76,533
                                                         ========            ========      ========            ========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the Six Months
                                                                                            Ended November 30,
                                                                                       ----------------------------
                                                                                         1993                1992
                                                                                       --------            --------
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (3,744)          $ (5,692)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Minority interests in net losses of
      consolidated subsidiaries                                                          (9,605)           (11,919)
     Extraordinary loss on early extinguishment
      of debt by Jones Intercable, Inc., net of taxes and
      minority interests                                                                   -                 1,668
     Cumulative effect of change in method
      of accounting for income taxes, net of minority interests                            -                  (560)
     Loss on sale of assets                                                                -                 1,753
     Depreciation and amortization                                                       25,674             24,699
     Deferred distribution revenue                                                         -                 4,778
     Recognition of deferred revenue and income                                            (155)              (166)
     Equity in losses of limited partnerships and
      affiliated companies                                                                2,631              2,111
     Increase in trade accounts receivable                                               (1,888)              (689)
     Increase in other receivables, deposits,
      prepaid expenses and other assets                                                  (3,990)            (1,558)
     Increase in accounts payable and accrued
      liabilities and subscriber prepayments
      and deposits                                                                          960              5,378
                                                                                       --------           --------
                   Net cash provided by operating activities                              9,883             19,803
                                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                       (10,826)           (12,453)
  Purchase of cable television system by Jones Intercable, Inc.                            -               (71,403)
  Investments in cable television partnerships and affiliates                            (8,219)            (2,256)
  Investment in Mind Extension University, Inc.
    by Jones Intercable, Inc.                                                            (8,451)            (8,349)
  Sale of cable television system                                                          -                 1,377
  Other, net                                                                              1,909              3,387
                                                                                       --------           --------
                   Net cash used in investing activities                                (25,587)           (89,697)
                                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings by Jones Spacelink, Ltd.                                       2,019                670
  Repayment of borrowings by Jones Spacelink, Ltd.                                          (56)              (226)
  Proceeds from borrowings by Jones Intercable, Inc.                                     17,000             60,000
  Repayment of borrowings by Jones Intercable, Inc.                                        -               (66,000)
  Proceeds from debenture offering by Jones Intercable, Inc.                               -               155,735
  Redemption of debentures by Jones Intercable, Inc.                                       -               (78,910)
  Increase in advances to affiliated entities                                            (2,166)              (252)
  Decrease in minority interests in consolidated subsidiaries                               262              3,439
  Other, net                                                                               (252)            (1,015)
                                                                                       --------           --------
                   Net cash provided by financing activities                             16,807             73,441
                                                                                       --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,103              3,547

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                         1,348              2,954
                                                                                       --------           --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                            $  2,451           $  6,501
                                                                                       ========           ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest Paid                                                                       $ 18,960           $ 21,830
                                                                                       ========           ========
   Income Taxes Received                                                               $     90           $  -
                                                                                       ========           ========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               November 30, 1993

(1)       Basis of Presentation:

          This Form 10-Q is being filed in conformity with the Securities and Exchange Commission's requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of Jones Spacelink, Ltd. ("Spacelink") and subsidiaries' financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, this data does include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Spacelink and its subsidiaries at November 30, 1993 and May 31, 1993, and the results of their operations and their cash flows for the three and six months ended November 30, 1993 and 1992. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

          Spacelink's unaudited consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex"), and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio"), Jones Earth Segment, Inc. ("Earth Segment") and Jones Intercable, Inc. ("Intercable"). At November 30, 1993, Spacelink owned directly 80.1 percent and indirectly an additional 3.3 percent of the Common Stock of Jones Group, 81 percent directly and indirectly 3.2 percent of Galactic Radio, 81 percent of Earth Segment and approximately 58 percent of the outstanding Common Stock (17 percent of both classes of outstanding shares) of Intercable.

          Because Intercable's Common Stock has a voting preference over Intercable's Class A Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain provisions of Intercable's loan agreements limit the amount of funds it may loan or advance to its affiliates, including Spacelink. As a result of these limitations, the net assets of Intercable generally are not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these limitations will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chairman of the Board and Chief Executive Officer, Glenn R. Jones, or his personal representative. Spacelink's share of the net restricted assets of Intercable, defined as Intercable's total shareholders' investment less related minority interests, included in the accompanying balance sheet was $2,347,000 at November 30, 1993.

(2)       Possible Sale of Spacelink's Assets to Intercable:

          On November 12, 1993, Spacelink and Intercable announced that they have commenced negotiations regarding the possible sale of substantially all of the assets of Spacelink to Intercable in exchange for Class A Common Stock of Intercable to Spacelink. No formal agreement has yet been reached and the final terms and conditions of such a transaction have not yet been decided. In December 1993, Spacelink's Board of Directors formed a special committee of outside directors to negotiate the terms and conditions of the proposed transaction on behalf of Spacelink.

(3)       Equity Investment in Intercable:

          On December 2, 1993, Intercable and BCE Telecom International, Inc. ("BCETI") signed a letter of intent to enter into a strategic relationship whereby BCETI would acquire an approximate 30 percent equity interest in Intercable through the purchase of Class A Common Stock of Intercable. Under the terms of the letter of intent, BCETI would invest approximately $275,000,000 at closing at a purchase price of $27.50 per share of Class A Common Stock of Intercable to acquire its 30 percent interest. BCETI is committed to invest up to an additional $125,000,000 to maintain its 30 percent interest in the event Intercable offers additional Class A Common Stock in the public marketplace. BCETI will have the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

          In addition, Jones International, Ltd. which is wholly-owned by Glenn
          R. Jones, Chairman and Chief Executive Officer of Spacelink and Intercable, would grant BCETI an option to acquire certain shares of the Common Stock of Intercable. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCETI holding a sufficient number of shares of the Common Stock of Intercable to enable it to elect 75 percent of the Board of Directors of Intercable. BCETI would also invest in a number of affiliates of Jones International, Ltd. which are engaged in the telecommunications and programming businesses, including an investment in Mind Extension University, Inc.

          Closing on the transaction, which is subject to certain conditions, including the execution of definitive agreements and the acquisition by Intercable of substantially all of the assets of Spacelink, is expected to occur in the first quarter of fiscal 1995.

(4)       Acquisition of Cable System by Intercable:

          On January 28, 1993, Intercable entered into an agreement with American Cable TV Investors 2 ("Act 2") (the "Agreement") to acquire for its own account the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by Intercable on behalf of one of its partnerships.
          As a result of a renegotiation of the Agreement between Intercable and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. In addition, Jones Group received a brokerage fee of $680,000 or 2-1/2 percent of the purchase price.
          The closing of the transaction occurred on December 15, 1993.

(5)       Reclassifications:

          Certain prior year amounts have been reclassified to conform with the fiscal year 1994 presentation.

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations

Financial Condition -

Spacelink has historically expanded its operations by acquiring and developing cable television systems and other related businesses for its own account and for the account of managed limited partnerships. The development and expansion of cable television systems is highly capital intensive and, in recognition of this fact, Spacelink has utilized public and private offerings of interests in limited partnerships to raise capital to fund these activities. In addition to acquisitions of cable television systems for managed limited partnerships, Spacelink has acquired cable television systems for its own account, primarily with borrowed funds. Spacelink has also expanded by acquiring companies, or certain assets of companies, with shares of its Class A Common Stock. Spacelink is not presently sponsoring any new managed limited partnerships nor is it in the process of acquiring any cable television systems for its own account.

Although Spacelink consolidates the accounts of Intercable, certain provisions of Intercable's loan agreements limit the amount of funds it may loan or advance to its affiliates, including Spacelink. As a result of these limitations, the assets and operating income of Intercable are generally not available to Spacelink to provide liquidity or capital and, as such, a discussion of Intercable's financial condition is not included below. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. Spacelink will, however, participate in any growth of Intercable's asset and market value through its economic ownership interest in Intercable.

On November 12, 1993, Spacelink and Intercable announced that they have commenced negotiations regarding the possible sale of substantially all of the assets of Spacelink to Intercable in exchange for Class A Common Stock of Intercable to Spacelink. No formal agreement has yet been reached and the final terms and conditions of such a transaction have not yet been decided. In December 1993, Spacelink's Board of Directors formed a special committee of outside directors to negotiate the terms and conditions of the proposed transaction on behalf of Spacelink.

On April 13, 1993, Spacelink entered into new credit agreements, which agreements include a $65,000,000 Revolving Credit Facility (the "Revolving Facility") and a $10,000,000 Term Loan (the "Term Loan"). Upon closing, proceeds from borrowings under the Revolving Facility and the Term Loan were used to repay the outstanding balances under Spacelink's then existing credit facility. The Revolving Facility begins to reduce on August 31, 1994, with a final maturity date of February 28, 2001. The Revolving Facility bears interest, at Spacelink's option, at the Prime Rate plus 3/4 to 1-3/8 percent, LIBOR plus 1-3/4 to 2-3/8 percent or the Certificate of Deposit rate plus 2 to 2-5/8 percent. The Term Loan matures May 31, 2001 and requires principal payments beginning May 31, 1995. Borrowings under the Term Loan bears interest at rates consistent with the rates of the Revolving Facility. Both the Revolving Facility and the Term Loan are secured by substantially all of Spacelink's assets with the exception of Spacelink's investment in Intercable. Effective November 30, 1993, Spacelink amended its Revolving Facility to increase the allowable ratio of debt to management fees and cable operating income before depreciation and amortization from 6.5 to 1.0 to 6.75 to 1.0 in order to make available to it a majority of its Revolving Facility and to mitigate some of the impact of the recent cable reregulation on its liquidity. The balances outstanding under the Revolving Facility and Term Loan at November 30, 1993 were $61,000,000 and $10,000,000, respectively.

In June 1993, Spacelink provided a guarantee up to $2,500,000 to Jones Entertainment Group, Ltd., an affiliate of Spacelink, in order to assist Jones Entertainment Group, Ltd. in securing a loan to provide funding for the production of a theatrical film. This guarantee may, depending on the cash balances of Jones Entertainment Group, Ltd. and its affiliates, reduce the available borrowings under Spacelink's $65,000,000 Revolving Facility. Such reductions in borrowing capacity are not expected to exceed $750,000, which should not materially impact Spacelink's liquidity.

Spacelink has been negatively impacted by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the rules and regulations of the Federal Communications Commission (the "FCC") promulgated thereunder. Most of Spacelink's owned and managed systems were required to reduce their service rates for basic and tier services on September 1, 1993, which resulted in a decrease in revenues and operating cash flow in those systems. In Spacelink's managed systems, the management fees earned by Spacelink, which are a function of the operating revenues of a managed cable system, were decreased, as well as actual operating income before depreciation and amortization from Spacelink-owned systems. Spacelink's ability to borrow under its Revolving Facility is in part a function of a certain ratio of Spacelink's debt to cable operating cash flow and management fees at the time it wants to borrow. Because of the anticipated impact of the 1992 Cable Act on management fees and cable television system operating income before depreciation and amortization, Spacelink believes that over the short-term the additional amounts it will be able to borrow under its Revolving Facility will be approximately $3,000,000.

Spacelink's liquidity may be reduced further by an overbuild of its Panama City Beach, Florida cable television system. The City Council of Panama City Beach and the County Commissioners of Bay County have granted cable television franchises to an unaffiliated company that has recently commenced construction of a competing cable television system in Panama City Beach. Spacelink intends to vigorously defend its subscriber base through aggressive marketing and enhanced customer service. Spacelink completed a rebuild of its Panama City Beach system's cable plant and headend in May 1993 to provide improved picture quality, greater reliability and expanded channel capacity.

Spacelink currently anticipates funding its capital expenditures for the second half of fiscal 1994 of approximately $3,663,000, its working capital needs and other commitments from cash flows from cable television system operations, management fees from its managed limited partnerships, brokerage fees from Jones Group and borrowings, if any, available under its Revolving Facility. Other than the above, Spacelink has no other sources to create near-term liquidity. With respect to the long-term, Spacelink is currently reviewing a possible sale of substantially all of its assets to Intercable, and until that time Spacelink believes it will meet capital needs and service its obligations using the sources noted above. To provide Spacelink with additional liquidity to further expand, in the event a sale of substantially all of its assets to Intercable is not consumated, Spacelink may sell certain assets, attempt to sell equity securities or attempt to sell equity securities of certain of its subsidiaries in public or private transactions.

During the first six months of fiscal 1994, Spacelink purchased property, plant and equipment totalling $2,237,000. The following table details Spacelink's capital expenditures by significant category for the six months ended November 30, 1993 and its currently anticipated capital expenditures for the remainder of fiscal 1994.

                                                                                                 Estimated
                                Six Months Ended                  Remainder of                     Total
                                November 30, 1993                 Fiscal 1994                   Fiscal 1994
                               -------------------            --------------------           -----------------
                               Amount   % of Total            Amount    % of Total           Amount % of Total
                               ------   ----------            ------    ----------           ------ ----------
                                                                (In Thousands)
Cable System Extensions
  and Improvements              $1,252         56%              $2,152         59%             $3,404      58%

Uplink Facility Construction
  and Equipment                    577         26%                 523         14%              1,100      19%

Manufacturing and Other
  Equipment for Futurex            276         12%                 505         14%                781      13%

Computer Equipment for
  Jones Satellite Networks
  and Other                        132          6%                 483         13%                615      10%
                                ------        ---               ------        ---              ------     ---

  Total Capital Expenditures    $2,237        100%              $3,663        100%             $5,900     100%
                                ======        ===               ======        ===              ======     ===

Spacelink has made advances to, and deferred collection of management fees and expense allocations from, certain Spacelink-managed limited partnerships. A significant portion of these advances and deferrals represents funds necessary for capital expansion of, and improvements to, properties owned by Spacelink-managed limited partnerships and operating and interest expenses paid on behalf of such partnerships. These advances reduce Spacelink's available cash and its liquidity. Amounts due from various Spacelink-managed limited partnerships totalled approximately $3,227,000 at November 30, 1993. Of such amount, approximately $380,000 represented advances to various Spacelink-managed limited partnerships that will generally repay these advances in the quarter after such advances are made. The remaining amount of $2,847,000 is owed by Jones Spacelink Fund 4, Ltd. ("Fund 4"), and represents funds primarily for Fund 4's operating, capital and debt service needs. Repayment of these advances will most likely occur, if at all, only when Fund 4's cable television system is sold and the partnership is liquidated. Spacelink anticipates, however, that based on its present assessment of asset value, the proceeds from the sale of Fund 4's cable television system will not be sufficient to repay all of Fund 4's obligations. Spacelink estimates that only approximately $1,388,000 of its advances to Fund 4 will ultimately be repaid and, therefore, at November 30, 1993, Spacelink has reserved $1,459,000 of the total amount due from Fund 4.

During the first six months of fiscal 1994, the cash position of Spacelink and its consolidated subsidiaries excluding Intercable was impacted from operating, investing and financing activities as follows:

                                                                                      (In Thousands)
Cash Flows from Operating Activities:
  Cable television system operations                                                       $ 3,657
  Management fees from managed limited partnerships                                          1,036
  Other corporate operations, net                                                           (2,241)
  Interest payments                                                                         (1,917)
                                                                                           -------

        Net cash provided by operating activities                                              535
                                                                                           -------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                                (2,237)
  Other, net                                                                                   457
                                                                                           -------

        Net cash used in investing activities                                               (1,780)
                                                                                           -------

Cash Flows from Financing Activities:
  Proceeds from borrowings                                                                   2,019
  Repayment of borrowings                                                                      (56)
  Increase in advances to affiliates                                                          (455)
  Other                                                                                        (43)
                                                                                           -------

        Net cash provided by financing activities                                            1,465
                                                                                           -------

Increase in cash and cash equivalents                                                          220

Cash and cash equivalents, at beginning of period                                              217
                                                                                           -------

Cash and cash equivalents, at end of period                                                $   437
                                                                                           =======

Regulatory Matters

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has effected significant changes to the legislative and regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

Based on Spacelink's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, Spacelink reduced rates charged for certain regulated services. On an annualized basis, such regulation will cause subscriber service fees to decline by $1,100,000, or approximately five percent and will result in a decrease in operating income before depreciation and amortization of $900,000, or approximately 11 percent. Based on the foregoing, Spacelink believes that the new rate regulations will have an adverse affect on its operating cash flow. Spacelink has undertaken actions to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing services to non-subscribers.

The 1992 Cable Act also contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal, or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial, radio stations and, in some instances, low-power television stations carried by such system.

The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by Spacelink, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals were carried on October 6, 1993 pursuant to extensions offered to Spacelink by broadcasters, including a one year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis), and a six month extension for carriage of all FOX affiliates. Other extensions for approximately 10 to 15 broadcast stations were obtained ranging in time from two weeks to ninety days. Spacelink expects to finally conclude retransmission consent negotiations with those stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulation, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court.
Appeals have been filed in a Federal appellate court challenging the validity of the FCC's retransmission consent rules.

Results of Operations-

Revenues excluding Intercable

Spacelink and its consolidated subsidiaries excluding Intercable derive their revenues from five primary sources: subscriber service fees from Spacelink-owned cable television systems, management fees from Spacelink-managed limited partnerships, sales of encryption products, systems integration services and electronics manufacturing services of Futurex, sales by Jones Satellite Networks ("Satellite Networks"), a consolidated subsidiary of Galactic Radio that provides audio programming to radio stations, and brokerage fees earned by Jones Group on the acquisition and sale of cable television properties. Total revenues for Spacelink and its consolidated subsidiaries excluding Intercable for the three months ended November 30, 1993 were $8,592,000, a decrease of $753,000, or approximately eight percent, from the amount reported for the three months ended November 30, 1992. Such revenues for the six months ended November 30, 1993 totalled approximately $16,962,000, a decrease of $194,000, or approximately one percent, from the same period a year ago. The principal activities giving rise to the changes in revenues are described below.

                            Subscriber Service Fees

Subscriber service fees from Spacelink-owned systems totalled $5,124,000 and $10,355,000, respectively, for the three and six months ended November 30, 1993, which amounts are approximately one percent and four percent, respectively, over the amounts reported in the comparable prior year periods. These increases were the result of increases in basic service revenues and premium service fees due to increases in the number of basic and premium subscribers, respectively. These increases were partially offset by decreases in advertising sales, equipment rental revenue and the effect of the reduction in basic service rates required under the regulations issued by the FCC in May 1993 which took effect September 1, 1993. The effect of these regulations issued by the FCC will cause subscriber service fees to decline in fiscal 1994 from the prior fiscal year by approximately one percent.

                                Management Fees

Spacelink and certain of its wholly owned subsidiaries receive management fees generally of five percent of partnership gross revenues, excluding revenues from the sale of cable television properties, for the management of cable television systems owned by partnerships for which they are general partner. For the second quarter of fiscal 1994, Spacelink's management fees totalled approximately $508,000, compared to $506,000 for the same period one year ago. Spacelink's management fees for the six month periods ended November 30, 1993 and 1992 were $1,036,000 and $1,004,000. The small increases in management fees for the three and six month periods ended November 30, 1993 as compared to the similar prior year periods are the result of the reduction in basic service rates in Spacelink's managed partnerships resulting from the new basic rate regulations issued by the FCC which took effect September 1, 1993.

                                 Futurex Sales

Revenues of Futurex for the three and six months ended November 30, 1993 were $1,603,000 and $2,958,000, respectively. The $707,000 and $829,000 increases in revenues are the result of increases in systems integration services and electronics manufacturing services of $365,000 and $331,000, respectively, for the three months ended November 30, 1993 and $617,000 and $215,000, respectively, for the six months ended November 30, 1993 as compared to the similar periods one year ago. These increases for the three and six months ended November 30, 1993 were partially offset by decreases in sales of fax encryption products and data encryption hardware sales.

                           Audio Programming Services

Sales of satellite delivered formatted music programming to radio stations totalled $881,000 and $1,717,000, respectively, for the three and six months ended November 30, 1993. Such sales increased by $152,000 and $311,000, or approximately 21 percent and 22 percent, respectively, for the three and six month periods ended November 30, 1993 as compared to the same periods one year ago. These increases are the result of an increase in the number of radio stations receiving audio programming services by approximately 38 percent and 39 percent, respectively, which were partially offset by decreases in the rates charged the affiliates. The rates charged the affiliates were reduced in order to accelerate the acquisition of new affiliates.

In January 1994, Satellite Networks began selling and inserting advertising on all its music formats. In exchange for allowing Satellite Networks to air the advertising, the radio station affiliates will, in most cases, be charged no monthly fee, or a significantly reduced fee for the service. Beginning in January 1994 and continuing for a period of several months, Spacelink expects a significant decrease in affiliate fees, which will only be partially replaced by advertising revenues. Over the longer term, however, Spacelink believes the advertising revenues will significantly exceed the affiliate fees it was receiving from the radio station affiliates.

                                 Brokerage Fees

There were no brokerage fees recognized by Jones Group for the three and six month periods ended November 30, 1993, as compared to $1,898,000 and $2,261,000, respectively, for the three and six month periods in the prior fiscal year. The differences in brokerage fees recognized by Jones Group was the result of differences in the number of transactions brokered by the Jones Group during these periods.

The net recognition of brokerage fees for the three and six months ended November 30, 1993 of $77,000 and $155,000, respectively, which were previously deferred for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $77,000 and $155,000 for the three and six month periods ended November 30, 1993, respectively. The net recognition of brokerage fees for the three and six months ended November 30, 1992, of $82,000 and $165,000, respectively, which were previously deferred for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $149,000 and $595,000 for the three and six month periods ended November 30, 1992.

Revenues including Intercable

Consolidated revenues for the three and six months ended November 30, 1993 totalled $41,156,000 and $81,985,000, respectively, increases of $3,688,000 and $9,343,000, or approximately 10 percent and 13 percent, respectively, over the amounts reported for the similar periods one year ago. Of the increases in consolidated revenues for the three and six month periods ended November 30, 1993, over the amount reported during the similar periods one year ago, Intercable accounted for $4,441,000 and $9,537,000, or approximately 120 percent and 102 percent, respectively. The increases in Intercable's revenues on a consolidated basis for the three and six month periods ended November 30, 1993 as compared to the similar periods one year ago are primarily the result of an increase in subscriber service fees of $2,661,000 and $7,669,000, respectively, which increases are reflective of Intercable's purchase in November 1992 of the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") from one of its managed partnerships and Intercable's sale in May 1993 of the cable television system serving a portion of San Diego and Riverside County, California (the "San Diego System"). Disregarding the effect of these transactions, total revenues would have increased $291,000 and $2,812,000, respectively, or approximately one percent and four percent, respectively, for the three and six month periods ended November 30, 1993.

Costs and Expenses excluding Intercable

Operating, general and administrative expense consists primarily of costs associated with the operation of company-owned cable television systems and the administration of managed limited partnerships, costs of sales of encryption products and costs of systems integration services and electronics manufacturing services provided by Futurex, sales, programming and administrative costs of Satellite Networks and administrative costs of Jones Group. Spacelink and Intercable are reimbursed by their managed limited partnerships for costs associated with the operation of their partnerships. Of the expenses borne by Spacelink and Intercable, the principal components are compensation paid to corporate and company-owned system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

In the second quarter of fiscal 1994, operating, general and administrative expenses of Spacelink and its consolidated subsidiaries excluding Intercable, totalled $6,424,000, an increase of $961,000, or approximately 18 percent, from the similar period in the previous year. Operating, general and administrative expenses relating to the operation of cable television systems owned by Spacelink increased by $248,000, or approximately eight percent, and are primarily the result of increased programming related costs, advertising related costs and marketing related costs of $83,000, $51,000 and $38,000, respectively. Costs of sales and services, marketing, technical customer support and administrative expenses of Futurex increased $531,000, or approximately 55 percent, in the second quarter of fiscal 1994 as compared to the similar period one year ago. Total operating costs of Satellite Networks increased by $402,000, or approximately 42 percent in the second quarter of fiscal 1994 as compared to the similar period one year ago, and are primarily the result of increased sales, programming and administrative costs.

Operating, general and administrative expense for the six month period ended November 30, 1993 totalled $12,667,000, an increase of $1,990,000, or approximately 19 percent from the similar period in fiscal 1993. For the six months ended November 30, 1993, operating, general and administrative expenses relating to the operation of cable television systems owned by Spacelink increased by $659,000, or approximately 11 percent, and are primarily the result of increased programming costs, marketing related costs and advertising related costs of $158,000, $84,000, and $72,000, respectively. Costs of sales and services, marketing, technical customer support and administrative expenses of Futurex increased $762,000, or approximately 38 percent, for the six months ended November 30, 1993 as compared to the similar period one year ago. Total operating costs of Satellite Networks increased by $695,000, or approximately 35 percent, for the six month period ended November 30, 1993 as compared to the similar period in fiscal 1993, and are primarily the result of increased sales, programming and administrative costs.

Consolidated Costs and Expenses including Intercable

Consolidated operating, general and administrative expenses for the second quarter of fiscal 1994 totalled $25,424,000, an increase of $3,841,000, or approximately 18 percent from the amount in the similar period one year ago. Operating, general and administrative expenses of Intercable on a consolidated basis accounted for $2,880,000, or approximately 75 percent of the total increase and were primarily the result of increased personnel costs, satellite and premium service fees, and marketing related costs of $518,000, $564,000 and $115,000, respectively. Consolidated operating, general and administrative expenses for the six months ended November 30, 1993 totalled $49,940,000, an increase of $8,418,000, or approximately 20 percent from the amount in the similar period one year ago. Operating, general and administrative expenses of Intercable on a consolidated basis accounted for $6,428,000, or approximately 76 percent, of the total increase and were primarily the result of increased personnel costs, satellite and premium service fees, and marketing related costs of $1,353,000, $1,269,000 and $233,000, respectively. In addition the net effect of the purchase of the Alexandria System and the sale of the San Diego System was an increase in these expenses of approximately $608,000 and $2,040,000 for the three and six months ended November 30, 1993, respectively. Disregarding the effect of these transactions, operating, general and administrative expenses would have increased 15 percent for both the three and six month periods ended November 30, 1993.

Other Income and Expenses excluding Intercable

                                Interest Expense

Interest expense for Spacelink and its consolidated subsidiaries excluding Intercable totalled approximately $1,007,000 and $2,038,000, respectively for the three and six months ended November 30, 1993 compared to approximately $964,000 and $1,818,000, respectively, in the comparable periods one year ago. The increases in interest expense are primarily the result of an increase in the average levels of outstanding debt during fiscal 1994, as compared to the average levels outstanding one year ago.

Consolidated Other Income and Expense including Intercable

                                Interest Expense

For the three and six months ended November 30, 1993, consolidated interest expense decreased by $1,233,000 and $2,006,000, or approximately 11 percent and nine percent, respectively, from the similar periods one year ago. The decreases in consolidated interest expense for the three and six month periods ended November 30, 1993 from the amounts reported for the three and six month periods ended November 30, 1992, were the result of decreased interest expense of Intercable totalling $1,276,000 and $2,226,000, respectively, which was partially offset by increases in Spacelink's interest expense of $43,000 and $220,000. The decrease in Intercable's interest expense on a consolidated basis was primarily due to the redemption of the remaining $66,575,000 principal amount of Intercable's 9.75 percent Subordinated Debentures due 1998 in August 1992 and the redemption of the remaining $138,000,000 principal amount of Intercable's 13 percent Subordinated Debentures due 2000 in May 1993.

                                Equity in Losses

Consolidated equity in losses of limited partnerships and affiliated companies, which partnership losses result principally from depreciation and amortization expense, increased from $1,326,000 for the three month period ended November 30, 1992 to $1,444,000 for the three month period ended November 30, 1993 and increased from $2,111,000 for the six months ended November 30, 1992 to $2,631,000 for the similar period in fiscal 1994. These increases of $118,000 and $520,000, respectively in equity in losses of limited partnerships and affiliated companies for the second quarter of fiscal 1994 and for the six months ended November 30, 1993, as compared to the similar periods one year ago, are primarily the result of losses recognized by Intercable related to its 25 percent investment in Mind Extension University.

Minority Interest in Net Losses

For the three and six months ended November 30, 1993, minority interests in the net losses of consolidated subsidiaries of $4,778,000 and $9,605,000, respectively, reflects primarily the elimination of the remaining shareholders' 83 percent interest in Intercable's net losses for the three and six months of fiscal 1994. Minority interests in the net losses of consolidated subsidiaries declined $2,665,000 and $2,314,000, respectively, for the three and six month periods in fiscal 1994 as compared to the similar periods in fiscal 1993, and are due to decreases in Intercable's operating losses before an extraordinary item and an accounting change for the three and six months ended November 30, 1993 as compared to similar periods in fiscal 1993.

Net Income (Loss)

While Spacelink anticipates the continued recognition of operating income before depreciation and amortization expense, as Spacelink and Intercable's cable television systems mature, net losses may be recognized in the future in part from depreciation and amortization expense. To the extent Spacelink and Intercable recognize partnership fees and distributions upon liquidation of their managed limited partnerships and Spacelink recognizes brokerage fees from Jones Group, losses may be reduced or eliminated; however, there can be no assurance as to the timing or amount of income recognition resulting from these fees and distributions or other transactions.

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.

          (a)      Exhibits.

                   None.

          (b)      Reports on Form 8-K.

                   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          JONES SPACELINK, LTD.,
                                          a Colorado corporation


                                          By:  /s/ GREGORY J. LIPTAK
                                             -------------------------------
                                               Gregory J. Liptak
                                               President


                                          By:  /s/ JAY B. LEWIS
                                             -------------------------------
                                               Jay B. Lewis
                                               Principal Accounting Officer


Date: January 13, 1994