Form 10-Q
period 1994-02-28
JONES SPACELINK LTD
filed 1994-04-14
CIK 353796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended February 28, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ___________

                         Commission File Number 0-10040

                            Jones Spacelink, Ltd.
             Exact name of registrant as specified in its charter


       Colorado                                             #84-0835095
State or other jurisdiction of                          I.R.S. employer I.D.#
incorporation or organization


                 P.O. Box 3309, Englewood, Colorado 80155-3309
                     Address of principal executive offices

                                 (303) 792-9191
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                No_____


Number of shares outstanding of each of the issuers' classes of common stock, as of April 8, 1994:

77,632,700   Class A Common Stock, par value $.01 per share
   415,000   Class B Common Stock, par value $.01 per share

                     JONES SPACELINK, LTD. AND SUBSIDIARIES



                                   I N D E X



                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

          Unaudited Consolidated Balance Sheets
              February 28, 1994 and May 31, 1993                                                            3-4

          Unaudited Consolidated Statements of Operations
              Three and Nine Months Ended February 28, 1994 and 1993                                          5

          Unaudited Consolidated Statements of Cash Flows
              Nine Months Ended February 28, 1994 and 1993                                                    6

          Notes to Unaudited Consolidated Financial Statements
              February 28, 1994                                                                             7-9


  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                              10-18


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.                                                                 19

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                               February 28,                May 31,
ASSETS                                                                             1994                     1993
- ------                                                                       ---------------           --------------
                                                                                          (In Thousands)
CASH AND CASH EQUIVALENTS                                                    $        4,835            $       1,348

RECEIVABLES:
  Trade receivables, net of allowance for doubtful
    accounts of $790,000 and $577,000                                                 8,169                    6,687
  Affiliated entities, net of allowance for doubtful
    accounts of $1,515,000 and $1,351,000                                            24,072                   19,510
  Other                                                                                 736                      517

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of
    accumulated depreciation of $131,760,000
    and $111,155,000                                                                200,375                  194,942
  Franchise costs, net of accumulated amortization
    of $88,467,000 and $76,148,000                                                   96,538                   94,912
  Subscriber lists, net of accumulated
    amortization of $33,060,000 and $27,780,000                                      23,393                   23,948
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $6,192,000 and $5,287,000                                                     43,147                   41,251
  Noncompete agreements, net of accumulated
    amortization of $1,014,000 and $1,722,000                                           531                      792
  Investments in cable television managed
    partnerships and affiliates                                                      90,035                   59,061
                                                                                -----------               ----------

          Total Investment in Cable
             Television Properties                                                  454,019                  414,906
                                                                                -----------               ----------

DEFERRED TAX ASSET, net of valuation allowance
  of $33,535,000 and $26,161,000                                                      8,304                    6,667

DEPOSITS, PREPAID EXPENSES AND OTHER                                                 26,716                   24,334
                                                                                -----------               ----------

          Total Assets                                                       $      526,851            $     473,969
                                                                                ===========               ==========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                                   February 28,               May 31,
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                               1994                    1993
- ----------------------------------------                                           ------------            ------------
                                                                                               (In Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                                     $        41,333          $        40,722
  Subscriber prepayments and deposits                                                    5,382                    5,582
  Credit facility and other debt of
    Jones Spacelink, Ltd.                                                               73,194                   69,265
  Credit facility of Jones Intercable, Inc.                                            115,000                   46,000
  Subordinated debentures and other debt of
    Jones Intercable, Inc.                                                             281,052                  281,214
                                                                                 -------------            -------------

          Total Liabilities                                                            515,961                  442,783

DEFERRED REVENUE AND INCOME                                                              3,166                    2,718

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                          6,693                   21,480

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value and a
    $1.00 liquidation preference, 220,000,000
    shares authorized; 77,572,700 shares
    issued and outstanding at February 28, 1994
    and May 31, 1993                                                                       776                      776
  Class B Common Stock, $.01 par value, and a
    $1.00 liquidation preference after liquidation
    preference to Class A Common Stock, 415,000
    shares authorized, issued and outstanding                                                4                        4
  Additional paid-in capital                                                            47,259                   47,126
  Accumulated deficit                                                                  (44,616)                 (38,520)
  Less: Treasury stock of Jones Intercable, Inc.
    at cost, net of minority interests                                                  (2,392)                  (2,398)
                                                                                 -------------            -------------

          Total Shareholders' Investment                                                 1,031                    6,988
                                                                                 -------------            -------------

          Total Liabilities and Shareholders'
            Investment                                                         $       526,851          $       473,969
                                                                                 =============            =============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Three Months               For the Nine Months
                                                               Ended February 28,                 Ended February 28,
                                                           ----------------------------        -------------------------
                                                               1994              1993            1994             1993
                                                           -----------        ----------       --------         --------
                                                                         (In Thousands, except Per Share Data)
REVENUES:
  Subscriber service fees                                 $     34,157      $    33,355      $   100,728      $    91,863
  Management fees                                                4,853            4,640           14,525           14,241
  Encryption sales and manufacturing services                    1,656              886            4,614            3,015
  Audio programming services                                       230              773            1,947            2,179
  Brokerage fees                                                    78              127              233              722
  Partnership fees, distributions and other                        491              264            1,403              667
                                                            ----------        ---------        ---------        ---------

    Total Revenues                                              41,465           40,045          123,450          112,687

COSTS AND EXPENSES:
  Operating, general and administrative expenses,
    including amounts allocated from Jones
    International, Ltd. of $511,000 and $454,000
    for the three months ended 1994 and 1993,
    respectively, and $997,000 and $968,000
    for the nine months ended 1994 and 1993,
    respectively                                               (25,704)         (25,499)         (75,644)         (67,021)
  Depreciation and amortization                                (13,425)         (13,646)         (39,099)         (38,345)
                                                            ----------        ---------        ---------        ---------

    Operating Income                                             2,336              900            8,707            7,321

OTHER INCOME (EXPENSE):
  Interest expense                                             (10,378)         (11,775)         (29,957)         (33,360)
  Equity in losses of partnerships and
    affiliated companies                                        (1,325)            (971)          (3,956)          (3,082)
  Interest income                                                1,005              853            2,849            3,058
  Loss on sale of assets                                          -                -                -              (1,753)
  Other, net                                                      (331)             265             (731)            (394)
                                                            ----------        ---------        ---------        ---------

    Loss Before Income Taxes, Minority Interests,
      Extraordinary Item and Accounting Change                  (8,693)         (10,728)         (23,088)         (28,210)

INCOME TAX BENEFIT                                                 809              519            1,855            1,498
                                                            ----------        ---------        ---------        ---------

    Loss Before Minority Interests, Extraordinary
      Item and Accounting Change                                (7,884)         (10,209)         (21,233)         (26,712)

MINORITY INTERESTS IN NET LOSSES OF
  CONSOLIDATED SUBSIDIARIES                                      5,497            7,737           15,102           19,656
                                                            ----------        ---------        ---------        ---------

    Loss Before Extraordinary Item and Accounting Change        (2,387)          (2,472)          (6,131)          (7,056)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt by
    Jones Intercable, Inc.,  net of related
    minority interests and income taxes                           -                 369             -              (1,299)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes,
    net of minority interests                                     -                 -               -                 560
                                                            ----------        ---------        ---------        ---------

NET LOSS                                                  $     (2,387)     $    (2,103)     $    (6,131)     $    (7,795)
                                                            ==========        =========        =========        =========

PER SHARE DATA:
  Net loss before extraordinary item                      $       (.03)     $      (.03)     $      (.08)     $      (.09)
  Effect of extraordinary item                                    -                 -               -                (.02)
  Accounting Change                                               -                 -               -                 .01
                                                            ----------        ---------        ---------        ---------


NET LOSS PER COMMON SHARE                                 $       (.03)     $      (.03)     $      (.08)     $      (.10)
                                                            ==========        =========        =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                            77,988           76,962           77,988           76,953
                                                            ==========        =========        =========        =========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                                                          For the Nine Months
                                                                                          Ended February 28,
                                                                                       -------------------------
                                                                                         1994              1993
                                                                                       --------           ------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $  (6,131)       $    (7,795)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Minority interests in net losses of
      consolidated subsidiaries                                                          (15,102)           (19,656)
     Extraordinary loss on early extinguishment
      of debt by Jones Intercable, Inc., net of taxes and
      minority interests                                                                    -                 1,299
     Cumulative effect of change in method
      of accounting for income taxes, net of minority interests                             -                  (560)
     Loss on sale of assets                                                                 -                 1,753
     Depreciation and amortization                                                        39,099             38,345
     Deferred distribution revenue                                                          -                 4,778
     Deferral (recognition) of revenue and income                                            448               (248)

     Equity in losses of limited partnerships and
      affiliated companies                                                                 3,956              3,082
     Increase in trade accounts receivable                                                (1,482)              (257)
     Increase in other receivables, deposits,
      prepaid expenses and other assets                                                   (4,655)            (2,714)
     Increase (decrease) in accounts payable and accrued
      liabilities and subscriber prepayments
      and deposits                                                                          (812)             5,436
                                                                                       ---------          ---------
      Net cash provided by operating activities                                           15,321             23,463
                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                        (20,623)           (20,772)
  Purchase of cable television system by Jones Intercable, Inc.                          (27,880)           (72,486)
  Investments in cable television partnerships and affiliates                            (22,958)            (3,885)
  Investment in Mind Extension University, Inc.
    by Jones Intercable, Inc.                                                            (11,618)            (8,349)
  Sale of cable television system                                                           -                 1,377
  Other, net                                                                               2,720              3,631
                                                                                       ---------          ---------
      Net cash used in investing activities                                              (80,359)          (100,484)
                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings by Jones Spacelink, Ltd.                                        4,019              2,437
  Repayment of borrowings by Jones Spacelink, Ltd.                                           (89)              (254)
  Proceeds from borrowings by Jones Intercable, Inc.                                      69,000             60,000
  Repayment of borrowings by Jones Intercable, Inc.                                         -              (111,000)
  Proceeds from debenture offering by Jones Intercable, Inc.                                -               155,735
  Redemption of debentures by Jones Intercable, Inc.                                        -               (79,462)
  Increase in advances to affiliated entities                                             (4,562)            (5,110)
  Decrease in minority interests in consolidated subsidiaries                                315             49,922
  Other, net                                                                                (158)             5,021
                                                                                       ---------          ---------
      Net cash provided by financing activities                                           68,525             77,289
                                                                                       ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      3,487                268

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                          1,348              2,954
                                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                          $     4,835        $     3,222
                                                                                       =========          =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest Paid                                                                     $    33,595        $    31,490
                                                                                       =========          =========

   Income Taxes Received                                                             $        90        $     -
                                                                                       =========          =========


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1994

(1)  Basis of Presentation:

     This Form 10-Q is being filed in conformity with the Securities and Exchange Commission's requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of Jones Spacelink, Ltd. ("Spacelink") and subsidiaries' financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, this data does include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Spacelink and its subsidiaries at February 28, 1994 and May 31, 1993, and the results of their operations and their cash flows for the three and nine months ended February 28, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     Spacelink's unaudited consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex"), and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio"), Jones Earth Segment, Inc. ("Earth Segment") and Jones Intercable, Inc. ("Intercable"). At February 28, 1994, Spacelink owned directly 80.1 percent and indirectly an additional 3.3 percent of the Common Stock of Jones Group, 81 percent directly and indirectly 3.2 percent of Galactic Radio, 81 percent of Earth Segment and approximately 58 percent of the outstanding Common Stock (17 percent of both classes of outstanding shares) of Intercable.

     Because Intercable's Common Stock has a voting preference over Intercable's Class A Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain provisions of Intercable's loan agreements limit the amount of funds it may loan or advance to its affiliates, including Spacelink. As a result of these limitations, the net assets of Intercable generally are not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these limitations will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chairman of the Board and Chief Executive Officer, Glenn
     R. Jones, or his personal representative. Spacelink's share of the net restricted assets of Intercable, defined as Intercable's total shareholders' investment less related minority interests, included in the accompanying balance sheet was $1,283,000 at February 28, 1994.

(2)  Possible Sale of Spacelink's Assets to Intercable:

     On November 12, 1993, Spacelink and Intercable announced that they have commenced negotiations regarding the possible sale of substantially all of the operating assets of Spacelink to Intercable in exchange for shares of Class A Common Stock of Intercable to Spacelink. In December 1993, Spacelink's Board of Directors formed a special committee of outside directors to negotiate the terms and conditions of the proposed transaction on behalf of Spacelink. The negotiations are continuing and no agreement on the terms and conditions of the proposed transaction has been reached.

(3)       Equity Investment in Intercable:

          On December 2, 1993, Intercable and Bell Canada International Inc. ("BCI") signed a letter of intent to enter into a strategic relationship whereby BCI would acquire an approximate 30 percent equity interest in Intercable through the purchase of Class A Common Stock of Intercable. Under the terms of the letter of intent, BCI would invest approximately $275,000,000 at closing at a purchase price of $27.50 per share of Class A Common Stock of Intercable to acquire its 30 percent interest. BCI also was committed to invest up to an additional $125,000,000 to maintain its 30 percent interest in the event Intercable offered additional Class A Common Stock in the public marketplace. BCI had the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

          In addition, Jones International, Ltd. which is wholly-owned by Glenn
          R. Jones, Chairman and Chief Executive Officer of Spacelink and Intercable, would grant BCI an option to acquire certain shares of the Common Stock of Intercable. Except in limited circumstances, the option would only be exercisable during the eighth year after closing. Its exercise would result in BCI holding a sufficient number of shares of the Common Stock of Intercable to enable it to elect 75 percent of the Board of Directors of Intercable. BCI would also invest in a number of affiliates of Jones International, Ltd. which are engaged in the telecommunications and programming businesses.

          On March 28, 1994, Intercable and BCI modified certain of the financial terms of their letter of intent as a result of the most recent pronouncements by the FCC which will further regulate the U.S. cable television industry (see Regulatory Matters). Under the modified terms of the transaction, the original commitment by BCI to invest $400,000,000 over time remains as originally planned, however, the original investment will be in two installments: the purchase immediately by BCI of 2,500,000 newly issued Class A Shares of Intercable at $22 per share for $55,000,000, and the purchase at closing at $27.50 per share of sufficient Class A shares to acquire the 30 percent interest, for a total consideration of approximately $261,000,000. Intercable received the $55,000,000 initial investment, representing an approximate 13 percent interest in Intercable, in the fourth quarter of fiscal 1994. The $55,000,000 received was used to reduce amounts outstanding under Intercable's revolving credit facility. In addition, BCI committed to invest an additional $139,000,000 to maintain its 30 percent interest. This funding will allow the parties to begin to implement their business and growth stategies for Intercable in advance of the formal completion of their strategic alliance.

          Closing on the transaction, which is subject to certain conditions, including the execution of definitive agreements and the acquisition by Intercable of substantially all of the operating assets of Spacelink, is expected to occur in the first quarter of fiscal 1995.



(4)       Sales and Acquisition of Cable Systems by Intercable:

          On March 30, 1994, Intercable and Jones Global Group, Inc., (collectively "Jones"), and BCI and Cable and Wireless plc signed a letter of intent to consolidate their cable television and associated telephony operations in the United Kingdom and Spain. The transaction will combine the cable interests of these companies into BCETI Cable Limited, which is currently owned 80 percent by BCI and 20 percent by Cable and Wireless plc. The consolidation will coincide with a public offering of BCETI Cable. As part of the transaction, Jones will contribute its United Kingdom and Spain interests, and Cable and Wireless plc will contribute its equity interest in Jones Cable Group of Leeds Holdings plc, in exchange for shares in BCETI Cable. Closing the transaction, which is expected in the first quarter of fiscal 1995, is subject to certain conditions including the execution of definitive agreements and completion of the public share offering.

          On February 2, 1994, Intercable invested $15,500,000 in J.B. Acquisition Company, a partnership with Paine Webber Cable Capital, Inc.; and Sandler Capital Management and several of its affiliates. J.B. Acquisition Company purchased from PacTel Cable all of the shares of four United Kingdom companies engaged in the cable television/telephony business. The combined properties represent approximately 225,000 franchise licensed homes in the United Kingdom, principally in Norwich and Peterborough.

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

          On January 7, 1994, Intercable entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000 subject to normal closing adjustments. Bresnan and Time Warner Cable, a division of Time Warner Entertainment, L.P. ("TWC"), have agreed to a like-kind exchange of assets whereby TWC would acquire the Gaston System from Bresnan and Bresnan would acquire from TWC the assets of cable television systems owned by TWC. If for any reason Bresnan is unable to perform its obligations, TWC has agreed to purchase the Gaston System directly from Intercable, Closing on this transaction is expected to occur in the first quarter of fiscal 1995.


(5)       Purchase of Assets by Futurex:

          On March 11, 1994, Futurex purchased from The Exchange System Limited Partnership (the "Seller") substantially all of the tangible and intangible assets comprising the Seller's Excrypt product line for a net purchase price of $843,000. Futurex shall pay the purchase price in quarterly installments beginning August 31, 1994, which amounts will be based on certain fees generated by the business and collected by Futurex during the preceding quarter subject to certain minimums and maximums. The acquisition was accounted for as a purchase. The Excrypt product line serves the encrypted bank credit card draw authorization market.

(6)       Reclassifications:

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

On November 12, 1993, Spacelink and Intercable announced that they have commenced negotiations regarding the possible sale of substantially all of the operating assets of Spacelink to Intercable in exchange for shares of Class A Common Stock of Intercable to Spacelink. In December 1993, Spacelink's Board of Directors formed a special committee of outside directors to negotiate the terms and conditions of the proposed transaction on behalf of Spacelink. Negotiations are continuing and no agreement on the terms and conditions of the proposed transaction has been reached.

On April 13, 1993, Spacelink entered into new credit agreements, which agreements include a $65,000,000 Revolving Credit Facility (the "Revolving Facility") and a $10,000,000 Term Loan (the "Term Loan"). Upon closing, proceeds from borrowings under the Revolving Facility and the Term Loan were used to repay the outstanding balances under Spacelink's then existing credit facility. The Revolving Facility begins to reduce on August 31, 1994, with a final maturity date of February 28, 2001. The Revolving Facility bears interest, at Spacelink's option, at the Prime Rate plus 3/4 to 1-3/8 percent, LIBOR plus 1-3/4 to 2-3/8 percent or the Certificate of Deposit rate plus 2 to 2-5/8 percent. The Term Loan matures May 31, 2001 and requires principal payments beginning May 31, 1995. Borrowings under the Term Loan bears interest at rates consistent with the rates of the Revolving Facility. Both the Revolving Facility and the Term Loan are secured by substantially all of Spacelink's assets with the exception of Spacelink's investment in Intercable. Effective November 30, 1993, Spacelink amended its Revolving Facility to increase the allowable ratio of debt to management fees and cable operating income before depreciation and amortization from 6.5 to 1.0 to 6.75 to 1.0 in order to make available to it a majority of its Revolving Facility and to mitigate some of the impact of the recent cable reregulation on its liquidity. The balances outstanding under the Revolving Facility and Term Loan at February 28, 1994 were $63,000,000 and $10,000,000, respectively.

Spacelink has been negatively impacted by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the rules and regulations of the Federal Communications Commission (the "FCC") promulgated thereunder. Most of Spacelink's owned and managed systems were required to reduce their service rates for basic and tier services on September 1, 1993, which resulted in a decrease in revenues and operating cash flow in those systems which was somewhat mitigated by increases in revenues from premium services, pay-per-view and advertising sales. In Spacelink's managed systems, the management fees earned by Spacelink, which are a function of the operating revenues of a managed cable system, have also decreased, as well as actual operating income before depreciation and amortization from Spacelink-owned systems. In February, the FCC announced a further rulemaking which, when implemented, could reduce rates further. Based on the foregoing, Spacelink believes that the new rate regulations will have a negative effect on revenues and operating cash flows from its owned and managed cable television systems. Spacelink's ability to borrow under its Revolving Facility is in part a function of a certain ratio of Spacelink's debt to cable operating cash flow and management fees at the time it wants to borrow. Because of the anticipated impact of the 1992 Cable Act on management fees and cable television system operating income before depreciation and amortization, Spacelink believes that over the short-term the additional amounts it will be able to borrow under its Revolving Facility will be approximately $1,000,000.

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

Spacelink currently anticipates funding its capital expenditures for the remainder of fiscal 1994 (approximately $2,147,000), its working capital needs and other commitments from cash flows from cable television system operations, management fees from its managed limited partnerships and borrowings, if any, available under its Revolving Facility. Other than the above, Spacelink has no other sources to create near-term liquidity. With respect to the long-term, Spacelink is currently reviewing a possible sale of substantially all of its operating assets to Intercable, and until that time Spacelink believes it will meet its capital needs and service its obligations using the sources noted above. To provide Spacelink with additional liquidity to further expand, in the event a sale of substantially all of its assets to Intercable is not consumated, Spacelink may sell certain assets or interests in certain assets, attempt to sell equity or debt securities or attempt to sell equity or debt securities of certain of its subsidiaries in public or private transactions.

During the first nine months of fiscal 1994, Spacelink purchased property, plant and equipment totalling $3,428,000. The following table details Spacelink's capital expenditures by significant category for the nine months ended February 28, 1994 and its currently anticipated capital expenditures for the remainder of fiscal 1994.

                                                                   Estimated
                                Nine Months Ended                 Remainder of                     Total
                                February 28, 1994                 Fiscal 1994                   Fiscal 1994
                               -------------------            --------------------           -----------------
                               Amount   % of Total            Amount    % of Total           Amount % of Total
                               ------   ----------            ------    ----------           ------ ----------
                                                                 (In Thousands)
Cable System Extensions
  and Improvements           $   2,075         61%           $   1,225         57%          $   3,300      59%

Uplink Facility Construction
  and Equipment                    620         18%                 480         22%              1,100      20%

Manufacturing and Other
  Equipment for Futurex            410         12%                 292         14%                702      13%

Computer Equipment for
  Jones Satellite Networks
  and Other                        323          9%                 150          7%                473       8%
                              --------       ----             --------        ---            --------     ---

  Total Capital Expenditures $   3,428        100%           $   2,147        100%          $   5,575     100%
                              ========       ====             ========        ===            ========     ===

Spacelink has made advances to, and deferred collection of management fees and expense allocations from, certain Spacelink-managed limited partnerships. A significant portion of these advances and deferrals represents funds necessary for capital expansion of, and improvements to, properties owned by Spacelink-managed limited partnerships and operating and interest expenses paid on behalf of such partnerships. These advances reduce Spacelink's available cash and its liquidity. Amounts due from various Spacelink- managed limited partnerships totalled approximately $3,646,000 at February 28, 1994. Of such amount, approximately $618,000 represented advances to various Spacelink-managed limited partnerships that will generally repay these advances in the quarter after such advances are made. The remaining amount of $3,028,000 is owed by Jones Spacelink Fund 4, Ltd. ("Fund 4"), and represents funds primarily for Fund 4's operating, capital and debt service needs. Repayment of these advances will most likely occur, if at all, only when Fund 4's cable television system is sold and the partnership is liquidated. Spacelink anticipates, however, that based on its present assessment of asset value, the proceeds from the sale of Fund 4's cable television system will not be sufficient to repay all of Fund 4's obligations. Spacelink estimates that only approximately $1,513,000 of its advances to Fund 4 will ultimately be repaid and, therefore, at February 28, 1994, Spacelink has reserved $1,515,000 of the total amount due from Fund 4.

During the first nine months of fiscal 1994, the cash position of Spacelink and its consolidated subsidiaries excluding Intercable was impacted from operating, investing and financing activities as follows:

                                                                                        (In Thousands)
Cash Flows from Operating Activities:
  Cable television system operations                                                     $    5,552
  Management fees from managed limited partnerships                                           1,555
  Other corporate operations, net                                                            (3,456)
  Interest payments                                                                          (3,008)
                                                                                           --------

        Net cash provided by operating activities                                               643
                                                                                           --------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                                 (3,428)
  Other, net                                                                                    556
                                                                                           --------

        Net cash used in investing activities                                                (2,872)
                                                                                           --------

Cash Flows from Financing Activities:
  Proceeds from borrowings                                                                    4,019
  Repayment of borrowings                                                                       (89)
  Increase in advances to affiliates                                                           (874)
  Payment of dividends by Jones Group
    to Jones Intercable, Inc.                                                                   (66)
  Other                                                                                         (47)
                                                                                           --------

        Net cash provided by financing activities                                             2,943
                                                                                           --------

Increase in cash and cash equivalents                                                           714

Cash and cash equivalents, at beginning of period                                               217
                                                                                           --------

Cash and cash equivalents, at end of period                                              $      931
                                                                                           ========

Regulatory Matters

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

Based on Spacelink's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, Spacelink reduced rates charged for certain regulated services effective September 1, 1993. On an annualized basis, such rate reductions will cause subscriber service fees to decline by $1,100,000, or approximately five percent and will result in a decrease in operating income before depreciation and amortization of $900,000, or approximately 11 percent. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. The new rate regulations, which were released in March 1994, will be effective on May 15, 1994, and will likely require futher reductions in rates in most of Spacelink's owned and managed systems. Spacelink has not yet been able to quantify the impact of the new rate regulations, but it believes that the new rate regulations will have a negative impact on its revenues and operating cash flow. Spacelink has undertaken actions to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

The 1992 Cable Act also contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal, or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial, radio stations and, in some instances, low-power television stations carried by cable systems.

The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by Spacelink, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals were carried on October 6, 1993 pursuant to extensions offered to Spacelink by broadcasters, including a one year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis). Other extensions for approximately 10 to 15 broadcast stations were obtained and approximately five such extensions are still in place. Spacelink expects to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court.
Appeals have been filed in a Federal appellate court challenging the validity of the FCC's retransmission consent rules.

Results of Operations-

Revenues excluding Intercable

Spacelink and its consolidated subsidiaries excluding Intercable derive their revenues from five primary sources: subscriber service fees from Spacelink-owned cable television systems, management fees from Spacelink-managed limited partnerships, sales of encryption products, systems integration services and electronics manufacturing services of Futurex, sales by Jones Satellite Networks ("Satellite Networks"), a consolidated subsidiary of Galactic Radio that provides audio programming to radio stations, and brokerage fees earned by Jones Group on the acquisition and sale of cable television properties. Total revenues for Spacelink and its consolidated subsidiaries excluding Intercable for the three months ended February 28, 1994 were $8,110,000, an increase of $526,000, or approximately seven percent, from the amount reported for the three months ended February 28, 1993. Such revenues for the nine months ended February 28, 1994 totalled approximately $25,072,000, an increase of $332,000, or approximately one percent, from the same period a year ago. The principal activities giving rise to the changes in revenues are described below.

                            Subscriber Service Fees


Subscriber service fees from Spacelink-owned systems totalled $5,218,000 and $15,573,000, respectively, for the three and nine months ended February 28, 1994, or are approximately two percent and three percent, respectively, over the amounts reported in the comparable prior year periods. These increases were the result of increases in basic service revenues and premium service fees due to increases in the number of basic and premium subscribers, respectively. These increases were partially offset by decreases in equipment rental revenue and the effect of the reduction in basic service rates required under the regulations issued in May 1993, with which Spacelink complied, effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further.

                                Management Fees


Spacelink and certain of its wholly owned subsidiaries receive management fees generally of five percent of partnership gross revenues, excluding revenues from the sale of cable television properties, for the management of cable television systems owned by partnerships for which they are general partner. For the third quarter of fiscal 1994, Spacelink's management fees totalled approximately $519,000, compared to $502,000 for the same period one year ago. Spacelink's management fees for the nine month periods ended February 28, 1994 and 1993 were $1,555,000 and $1,506,000. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and installation service. These increases somewhat mitigated the effect of the reduction in basic rates in Spacelink's managed partnerships due to the new basic rate regulations issued by the FCC in May 1993. The further rulemaking, when implemented, could reduce rates further and negatively effect management fee revenues.

                                 Futurex Sales


Revenues of Futurex for the three and nine months ended February 28, 1994 were $1,656,000 and $4,614,000, respectively. The $770,000 and $1,599,000 increases in revenues are the result of increases in systems integration services and electronics manufacturing services of $363,000 and $436,000, respectively, for the three months ended February 28, 1994 and $979,000 and $650,000, respectively, for the nine months ended February 28, 1994 as compared to the similar periods one year ago. These increases for the three and nine months ended February 28, 1994 were partially offset by decreases in sales of fax encryption products.

                           Audio Programming Services


Affiliate fees and advertising revenues generated from satellite delivered formatted music programming to radio stations totalled $230,000 and $1,947,000, respectively, for the three and nine months ended February 28, 1994. Such sales decreased by $543,000, or approximately 70 percent, and $232,000, or approximately 11 percent, respectively, for the three and nine month periods ended February 28, 1994 as compared to the same periods one year ago. During the three and nine month periods ended February 28, 1994, the number of radio stations receiving audio programming services increased by approximately 47 percent and 49 percent, respectively, from the levels in the prior year periods.

However, in January 1994, Satellite Networks began selling and inserting advertising on all its music formats. In exchange for allowing Satellite Networks to air the advertising, the radio station affiliates are, in most cases, charged no monthly fee, or a significantly reduced fee for the service. Prior to January 1994, these affiliate fees accounted for virtually all of Satellite Network's revenues. Over the next several months, Satellite Networks will continue to experience a significant decrease in affiliate fees as compared to prior year periods, which will only be partially replaced by advertising revenues. Over the longer term, however, management believes the advertising revenues will significantly exceed the affiliate fees it was receiving from the radio station affiliates. However, there can be no assurance of this result.

                                 Brokerage Fees


Brokerage fees recognized by Jones Group were $680,000 for both the three and nine month periods ended February 28, 1994, as compared to $44,000 and $2,305,000, respectively, for the three and nine month periods in the prior fiscal year. The differences in brokerage fees recognized by Jones Group was the result of differences in the number of transactions brokered by the Jones Group during these periods.

The brokerage fee received by Jones Group on the acquisition of the North Augusta System by Intercable of approximately $680,000 has been deferred and is therefore not reflected in the consolidated brokerage fee revenue for the three and nine months ended February 28, 1994. In addition, the net deferral of brokerage fees for the three and nine months ended February 28, 1994 of $602,000 and $447,000, respectively, for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $78,000 and $233,000 for the three and nine month periods ended February 28, 1994, respectively. The net recognition of brokerage fees for the three and nine months ended February 28, 1993, of $83,000 and $248,000, respectively, which were previously deferred for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $127,000 and $722,000 for the three and nine month periods ended February 28, 1993.

Revenues including Intercable

Consolidated revenues for the three and nine months ended February 28, 1994 totalled $41,465,000 and $123,450,000, respectively, increases of $1,420,000 and $10,763,000, or approximately four percent and ten percent, respectively, over the amounts reported for the similar periods one year ago. Of the increases in consolidated revenues for the three and nine month periods ended February 28, 1994, over the amount reported during the similar periods one year ago, Intercable accounted for $894,000 and $10,431,000, or approximately 63 percent and 97 percent, respectively. The increases in Intercable's revenues on a consolidated basis for the three and nine month periods ended February 28, 1994 as compared to the similar periods one year ago are primarily the result of an increase in subscriber service fees of $690,000 and $8,359,000, respectively, which increases are reflective of Intercable's purchase in November 1992 of the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") from one of its managed partnerships and the purchase in December 1993 of the cable television system serving North Augusta, South Carolina (the "North Augusta System"). The effect of these transactions was somewhat mitigated by the effect of Intercable's sale in May 1993 of the cable television system serving a portion of San Diego and Riverside County, California (the "San Diego System"). Disregarding the effect of these transactions, total revenues would instead have increased $970,000 and $ 5,863,000, respectively, or approximately two percent and five percent, respectively, for the three and nine month periods ended February 28, 1994.

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

In the third quarter of fiscal 1994, operating, general and administrative expenses of Spacelink and its consolidated subsidiaries excluding Intercable, totalled $6,664,000, an increase of $1,265,000, or approximately 23 percent, from the similar period in the previous year. Operating, general and administrative expenses relating to the operation of cable television systems owned by Spacelink increased by $155,000, or approximately five percent, and are primarily the result of increased programming related costs, advertising related costs and marketing related costs of $111,000, $28,000 and $27,000, respectively and were partially offset by a decrease in personnel related costs of $28,000. Costs of sales and services, marketing, technical customer support and administrative expenses of Futurex increased $588,000, or approximately 48 percent, in the third quarter of fiscal 1994 as compared to the similar period one year ago. Total operating costs of Satellite Networks increased by $356,000, or approximately 51 percent in the third quarter of fiscal 1994 as compared to the similar period one year ago, and are primarily the result of increased sales, programming and administrative costs associated with the conversion to an advertising based revenue stream.

Operating, general and administrative expense for the nine month period ended February 28, 1994 totalled $19,331,000, an increase of $3,255,000, or approximately 20 percent from the similar period in fiscal 1993. For the nine months ended February 28, 1994, operating, general and administrative expenses relating to the operation of cable television systems owned by Spacelink increased by $815,000, or approximately nine percent, and are primarily the result of increased programming costs, marketing related costs and advertising related costs of $279,000, $28,000, and $26,000, respectively. Costs of sales and services, marketing, technical customer support and administrative expenses of Futurex increased $1,349,000, or approximately 37 percent, for the nine months ended February 28, 1994 as compared to the similar period one year ago. Total operating costs of Satellite Networks increased by $1,051,000, or approximately 49 percent, for the nine month period ended February 28, 1994 as compared to the similar period in fiscal 1993, and are primarily the result of increased sales, programming and administrative costs.

Consolidated Costs and Expenses including Intercable

Consolidated operating, general and administrative expenses for the third quarter of fiscal 1994 totalled $25,704,000, an increase of $205,000, or approximately one percent from the amount in the similar period one year ago. Operating, general and administrative expenses of Intercable on a consolidated basis for the three month period decreased $1,060,000 due to Intercable recognizing $1,870,000 of non-cash compensation expense during the third quarter of fiscal 1993 relating to the granting of Class A Common Stock options. Approximately $65,000 of such expense was recognized during the third quarter of fiscal 1994. The effect of the stock option expense was partially offset by increased personnel costs, satellite and premium service fees, and plant related costs which totalled $544,000.

Consolidated operating, general and administrative expenses for the nine months ended February 28, 1994 totalled $75,644,000, an increase of $8,623,000, or approximately 13 percent from the amount in the similar period one year ago. Operating, general and administrative expenses of Intercable on a consolidated basis accounted for $5,368,000, or approximately 62 percent, of the total nine month increase and were primarily the result of increased satellite and premium service fees, personnel costs, and advertising related costs of $1,596,000, $928,000 and $259,000, respectively. In addition the net effect of the purchase of the Alexandria System and the North Augusta System and the sale of the San Diego System resulted in a net increase in these expenses of approximately $25,000 and $2,251,000 for the three and nine months ended February 28, 1994, respectively. Disregarding the effect of these transactions, operating, general and administrative expenses would instead have increased one percent and ten percent, respectively, for the three and nine month periods ended February 28, 1994.

Other Income and Expenses excluding Intercable

                                Interest Expense

Interest expense for Spacelink and its consolidated subsidiaries excluding Intercable totalled approximately $1,003,000 and $3,041,000, respectively for the three and nine months ended February 28, 1994 compared to approximately $877,000 and $2,695,000, respectively, in the comparable periods one year ago. The increases in interest expense are primarily the result of an increase in the average levels of outstanding debt during fiscal 1994, as compared to the average levels outstanding one year ago.


Consolidated Other Income and Expense including Intercable

                                Interest Expense

For the three and nine months ended February 28, 1994, consolidated interest expense decreased by $1,397,000 and $3,403,000, or approximately 12 percent and ten percent, respectively, from the similar periods one year ago. The decreases in consolidated interest expense for the three and nine month periods ended February 28, 1994 from the amounts reported for the three and nine month periods ended February 28, 1993, were the result of decreased interest expense of Intercable totalling $1,523,000 and $3,749,000, respectively, which were partially offset by increases in Spacelink's interest expense of

$126,000 and $346,000. The decrease in Intercable's interest expense on a consolidated basis was primarily due to theredemption of the remaining $66,575,000 principal amount of Intercable's 9.75 percent Subordinated Debentures due 1998 in August 1992 and the redemption of the remaining $138,000,000 principal amount of Intercable's 13 percent Subordinated Debentures due 2000 in May 1993. The effect of these redemptions by Intercable was somewhat mitigated by an increase in interest expense as a result of higher balances outstanding on Intercable's revolving credit facility.

                                Equity in Losses

Consolidated equity in losses of limited partnerships and affiliated companies, which partnership losses result principally from depreciation and amortization expense, increased from $971,000 for the three month period ended February 28, 1993 to $1,325,000 for the three month period ended February 28, 1994 and increased from $3,082,000 for the nine months ended February 28, 1993 to $3,956,000 for the similar period in fiscal 1994. These increases of $354,000 and $874,000, respectively in equity in losses of limited partnerships and affiliated companies for the third quarter of fiscal 1994 and for the nine months ended February 28, 1994, as compared to the similar periods one year ago, are primarily the result of losses recognized by Intercable related to its 25 percent investment in Mind Extension University.

Minority Interest in Net Losses

For the three and nine months ended February 28, 1994, minority interests in the net losses of consolidated subsidiaries of $5,497,000 and $15,102,000, respectively, reflects primarily the elimination of the remaining shareholders' 83 percent interest in Intercable's net losses for the three and nine months of fiscal 1994. Minority interests in the net losses of consolidated subsidiaries declined $2,240,000 and $4,554,000, respectively, for the three and nine month periods in fiscal 1994 as compared to the similar periods in fiscal 1993, and are due to decreases in Intercable's losses before an extraordinary item and an accounting change for the three and nine months ended February 28, 1994 as compared to similar periods in fiscal 1993.

Net Loss

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



                                        JONES SPACELINK, LTD.,
                                        a Colorado corporation


                                        By:  /s/ GREGORY J. LIPTAK
                                             Gregory J. Liptak
                                             President


                                        By:  /s/ JAY B. LEWIS
                                             Jay B. Lewis
                                             Principal Accounting Officer


Date:    April 13, 1994