Form 10-K/A
period 1991-05-31
JONES SPACELINK LTD
filed 1994-07-07
CIK 353796

                               FORM 10-K/A NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED MAY 31, 1991
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from     to
                              ----   ----
Commission File No. 0-8947

                             JONES SPACELINK, LTD.
            (Exact name of registrant as specified in its charter)
       Colorado                                          84-0835095
(State of Organization)                                 (IRS Employer
                                                        Identification No.)

P,O. Box 3309, Englewood, Colorado                        80155-3309
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (303) 792-9191

         Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                         No
             -----                                          -----

Aggregate Market Value as of August 15, 1991 of voting stock held by non-affiliates:

                        Class A Common Stock $10,779,484

Shares outstanding of each of the registrant's classes of common stock, as of August 15, 1991:

                    Class A Common Stock: 75,939,689 shares
                      Class B Common Stock: 415,000 shares

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --x--
                                    -----

                           ITEM 3.  LEGAL PROCEEDINGS

USA NETWORK V. JONES INTERCABLE, INC., ET AL.

         Spacelink and Intercable were parties to litigation entitled USA Network v. Jones Intercable, Inc. et al., in the United States District Court for the Southern District of New York. In March 1991, Spacelink, Intercable and USA Network settled their legal dispute and negotiated a long-term affiliation agreement. The settlement brought to an end the litigation that began in September 1988 and included a payment by Spacelink of approximately $468,000 and a payment by Intercable of approximately $6,184,000 and the restoration of USA Network to the communities served by cable television systems owned or managed by Spacelink and Intercable.

CHARLES R. MARTZ V. JONES SPACELINK, LTD., ET AL.

         On April 3, 1991, Charles R. Martz, a former president of Jones Group, commenced an action in Denver District Court against Spacelink and International (91 CV 2414). Mr. Martz alleges, inter alia, that he is entitled to 100,000 shares of the Class A Common Stock of Spacelink. Mr. Martz alleges that he is entitled to these shares pursuant to a contract dated April 29, 1981 between himself, Spacelink and International and that these shares were wrongfully cancelled. In his complaint, plaintiff also requests exemplary damages. Plaintiff has also sued the transfer agent, American Securities Transfer, Inc.The case is currently in the discovery stage and Spacelink and International are vigorously defending it. A settlement conference is scheduled during September 1991.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Spacelink's Class A Common Stock, par value $.01 per share, is traded in the over-the-counter market and is authorized for quotation on the automated quotations system operated by the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbol SPLKA.

         The following table shows the high and low bid prices of Spacelink's Class A Common Stock as reported on NASDAQ for each of the quarters in Spacelink's fiscal years 1990 and 1991. There is no established market for Spacelink's Class B Common Stock, which is unregistered and 100%-owned by International.

Quarter Ended
- - -------------
                                               High        Low
                                               ----        ---
1991     First Quarter                         1   3/4     1
         Second Quarter                        1               9/16
         Third Quarter                         1   5/8          5/8
         Fourth Quarter                        1   3/4     1    1/8

1990     First Quarter                         3   1/4     2    5/8
         Second Quarter                        3           1    7/8
         Third Quarter                         2   1/8     1    3/8
         Fourth Quarter                        1   3/4     1

         At May 31, 1991, the Class A Common Stock of Spacelink was held by approximately 580 shareholders of record. All of Spacelink's Class B Common Stock, which is entitled to elect 75% of the Board of Directors, is held by International, whose sole shareholder is Glenn R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink.

         Spacelink has never paid a cash dividend with respect to its shares of Class A Common Stock or Class B Common Stock. The policy of Spacelink's Board of Directors is to retain earnings to provide funds for the operation and expansion of its business, and the Board of Directors does not foresee the payment of cash dividends in the near future. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including Spacelink's earnings and financial requirements and general business conditions. Spacelink's credit agreements restrict the right of Spacelink to declare and pay cash dividends without the consent of the lenders.

                             ARTHUR ANDERSEN & CO.

                                DENVER, COLORADO




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jones Spacelink, Ltd.:

         We have audited the accompanying consolidated balance sheets of JONES SPACELINK, LTD. (a Colorado corporation and a majority-owned subsidiary of Jones International, Ltd.) and subsidiaries as of May 31, 1991 and 1990, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink, Ltd. and subsidiaries as of May 31, 1991 and 1990, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1991, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSON & CO.
                                            ARTHUR ANDERSEN & CO.


Denver, Colorado,
  August 16, 1991

CONSOLIDATED BALANCE SHEETS                                Jones Spacelink, Ltd.
As of May 31, 1991 and 1990                                and Subsidiaries

ASSETS                                                                     1991         1990
                                                                         --------     --------
                                                                            (In Thousands)
CASH AND CASH EQUIVALENTS                                                $  4,101     $  7,699

RECEIVABLES:
  Trade receivables, net of allowance for doubtful accounts of $511,000
     in 1991 and $256,000 in 1990                                           3,982        3,196
  Affiliated entities, net of allowance for doubtful accounts of
     $814,000 in 1991 and $-0-in 1990                                      12,093       15,473
  Other                                                                     2,084        1,812

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of accumulated
     depreciation of $65,717,000 in 1991 and $41,973,000 in 1990          200,662      190,965
  Franchise costs, net of accumulated amortization of $53,984,000 in
     1991 and $36,655,000 in 1990                                          98,538      117,233
  Subscriber lists, net of accumulated amortization of $17,035,000 in
     1991 and $11,493,000 in 1990                                          27,627       33,170
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $3,076,000 in 1991 and $1,926,000 in
     1990                                                                  44,888       48,313
  Noncompete agreements, net of accumulated amortization of $971,000 in
     1991 and $641,000 in 1990                                              1,248        1,577
  Investments in cable television limited partnerships and corporate
     stock                                                                 61,109       28,758
                                                                         --------     --------
          Total Investment in Cable Television Properties                 434,072      420,016
                                                                         --------     --------
DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS:
  Investment in cable television systems held for resale to managed
     limited partnerships                                                   1,544       92,245
  Deposits, prepaid expenses and other                                     16,737       24,617
                                                                         --------     --------
          Total Assets                                                   $474,613     $565,058
                                                                         ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS                                Jones Spacelink, Ltd.
As of May 31, 1991 and 1990                                and Subsidiaries

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                 1991           1990
                                                                       --------       --------
                                                                           (In Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                             $ 32,493       $ 31,620
  Subscriber prepayments and deposits                                     4,596          3,662
  Credit facility of Jones Intercable, Inc.                              82,300        117,000
  Subordinated debentures and other debt of Jones Intercable, Inc.      263,378        295,695
  Credit facility and other debt of Jones Spacelink, Ltd.                69,307         60,467
                                                                       --------       --------
          Total Liabilities                                             452,074        508,444

DEFERRED REVENUE AND INCOME                                              24,370          4,367

DEFERRED INCOME TAXES                                                        --            862

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                             188         29,456

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' INVESTMENT (DEFICIT):
  Class A Common Stock, $.01 par value and a $1.00 liquidation preference, 110,000,000 shares authorized; 75,889,689 and
     62,308,460 shares issued and outstanding at May 31, 1991 and
     1990, respectively                                                     759            623
  Class B Common Stock, $.01 par value and a $1.00 liquidation preference after liquidation preference to Class A Common Stock,
     415,000 shares authorized, issued and outstanding                        4              4
  Additional paid-in capital                                             36,513         35,825
  Accumulated deficit                                                   (35,853)       (12,047)
  Less: Treasury stock of Jones Intercable, Inc. at cost, net of
     minority interests                                                  (3,442)        (2,476)
                                                                       --------       --------
          Total Shareholders' Investment (Deficit)                       (2,019)        21,929
                                                                       --------       --------
          Total Liabilities and Shareholders' Investment               $474,613       $565,058
                                                                       ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME                          Jones Spacelink, Ltd.
For the years ended May 31, 1991, 1990 and 1989            and Subsidiaries


                                                                1991         1990         1989
                                                              --------     --------     --------
                                                             (In Thousands, Except Per Share Data)
REVENUES:
  Subscriber service fees                                     $ 96,511     $ 80,710     $ 59,402
  Management fees                                               16,153       14,895       12,750
  Brokerage fees                                                 2,486       10,362        5,091
  Partnership fees, distributions and other                      3,471        9,919          954
                                                              --------     --------     --------
          Total Revenues                                       118,621      115,886       78,197

COSTS AND EXPENSES:
  Operating, general and administrative expenses, including
     amounts allocated from Jones International, Ltd. of
     $3,177,000, $3,876,000 and $2,719,000 in 1991, 1990
     and 1989, respectively                                    (66,517)     (55,471)     (42,987)
  Depreciation and amortization                                (47,341)     (42,043)     (34,784)
                                                              --------     --------     --------
          Operating income                                       4,763       18,372          426

OTHER INCOME (EXPENSE):
  Interest expense                                             (51,393)     (59,661)     (44,236)
  Interest charged to cable television systems held for
     resale to managed limited partnerships                      4,598       13,897        2,042
  Equity in losses of limited partnership and affiliated
     companies                                                 (12,002)      (4,572)      (3,101)
  Interest income                                                2,331        2,453        6,686
  Litigation settlement                                         (3,413)          --           --
  Other, net                                                      (937)          15          553
                                                              --------     --------     --------
          Loss Before Income Tax Benefit, Minority
            Interests and Extraordinary Item                   (56,053)     (29,496)     (37,630)

INCOME TAX BENEFIT                                               1,112        8,506       13,100
                                                              --------     --------     --------
          Loss Before Minority Interests and Extraordinary
            Item                                               (54,941)     (20,990)     (24,530)

MINORITY INTERESTS IN NET (INCOME) LOSS OF CONSOLIDATED
  SUBSIDIARIES                                                  30,376       15,695       18,153
                                                              --------     --------     --------
          Loss Before Extraordinary Item                       (24,565)      (5,295)      (6,377)

EXTRAORDINARY ITEM:
  Gain (loss) on early extinguishment of debt by Jones
     Intercable, Inc., net of related income tax
     (provision) benefit of $-0-in 1991 and $1,027,000 in
     1990, respectively, and net of minority interests           2,789         (457)          --
                                                              --------     --------     --------
          Net Loss                                            $(21,776)    $ (5,752)    $ (6,377)
                                                              ========     ========     ========
PER SHARE DATA:
  Loss before extraordinary item                              $   (.32)    $   (.07)    $   (.09)
  Effect of extraordinary item                                     .03         (.01)          --
                                                              --------     --------     --------
          Net Loss Per Common Share                           $   (.29)    $   (.08)    $   (.09)
                                                              ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            76,305       76,262       73,314
                                                              ========     ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT        Jones Spacelink, Ltd.
For the years ended May 31, 1989, 1990 and 1991            and Subsidiaries

                                      Class A            Class B        Additional                            Total Shareholders'
                                    Common Stock       Common Stock      Paid-in     Accumulated   Treasury       Investment
                                  ($.01 par value)   ($.01 par value)    Capital       Deficit      Stock          (Deficit)
                                  ----------------   ----------------   ----------   -----------   --------   -------------------
                                                                           (In Thousands)
BALANCE, May 31, 1988                   $563               $ 4           $ 23,148     $   5,582    $(2,512)       $  26,785
  Issuance of common stock by
    Jones Intercable, Inc., net
    of minority interests                 --                --                149            --         --              149
  Effects of the change in
    minority interests                    --                --                (74)          (48)        --             (122)
  Issuance of Jones Spacelink,
    Ltd. Class A Common Stock to
    officers, employees and
    others                                 2                --                128            --         --              130
  Issuance of Jones Spacelink,
    Ltd. Class A Common Stock
    for Hilo, Hawaii System
    merger                                30                --              6,345            --         --            6,375
  Issuance of Jones Spacelink,
    Ltd. Class A Common Stock to
    Jones International, Ltd.,
    in exchange for additional
    20.1 percent interest in the
    Jones Group, Ltd.                     28                --              5,972        (4,747)        --            1,253
  Treasury stock transactions of
    Jones Intercable, Inc., net
    of minority interests                 --                --                 --           (50)       (13)             (63)
  Net Loss                                --                --                 --        (6,377)        --           (6,377)
                                                            --
                                        ----               ---           --------     ---------    -------        ---------
BALANCE, May 31, 1989                    623                 4             35,668        (5,640)    (2,525)          28,130
                                        ----               ---           --------     ---------    -------        ---------
  Issuance of common stock by
    Jones Intercable, Inc., net
    of minority interests                 --                --                185            --         --              185
  Effects of the change in
    minority interests                    --                --                (78)          (11)        --              (89)
  Issuance of Jones Spacelink,
    Ltd. Class A Common Stock to
    officers, employees and
    others                                --                --                 50            --         --               50
  Treasury stock transactions of
    Jones Intercable, Inc., net
    of minority interests                 --                --                 --           (32)        49               17
  Dividends paid to Jones
    International, Ltd. by The
    Jones Group, Ltd.                     --                --                 --          (612)        --             (612)
  Net Loss                                --                --                 --        (5,752)        --           (5,752)
                                                            --
                                        ----               ---           --------     ---------    -------        ---------
BALANCE, May 31, 1990                    623                 4             35,825       (12,047)    (2,476)          21,929
                                        ----               ---           --------     ---------    -------        ---------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT        Jones Spacelink, Ltd.
For the years ended May 31, 1989, 1990 and 1991            and Subsidiaries


                                                                                                                        Total
                                       Class A             Class B         Additional                               Shareholders'
                                     Common Stock        Common Stock       Paid-in      Accumulated    Treasury     Investment
                                   ($.01 par value)    ($.01 par value)     Capital        Deficit       Stock        (Deficit)
                                   ----------------    ----------------    ----------    -----------    --------    -------------
                                                                              (In Thousands)
BALANCE, May 31, 1990                   $  623               $ 4            $ 35,825      $ (12,047)    $ (2,476)     $  21,929
  Issuance of common stock by
     Jones Intercable, Inc., net
     of minority interests                  --                --                  16             --           --             16
  Effects of the change in
     minority interests                     --                --                 421           (252)          --            169
  Issuance of Jones Spacelink,
     Ltd. Class A Common Stock
     for Galactic Radio, Inc.
     acquisition                           136                --                 251             41           --            428
  Investment in Galactic Radio,
     Inc. by Jones Intercable,
     Inc., net of minority
     interests                              --                --                  --         (1,052)          --         (1,052)
  Investment in International
     Aviation, Inc. by Jones
     Intercable, Inc., net of
     minority interest                      --                --                  --           (423)          --           (423)
  Treasury stock transactions of
     Jones Intercable, Inc., net
     of minority interests                  --                --                  --             --         (966)          (966)
  Dividends paid to Jones
     International, Ltd. by The
     Jones Group, Ltd.                      --                --                  --           (344)          --           (344)
  Net Loss                                  --                --                  --        (21,776)          --        (21,776)
                                                              --
                                        ------               ---            --------      ---------     --------      ---------
BALANCE, May 31, 1991                   $  759               $ 4            $ 36,513      $ (35,853)    $ (3,442)     $  (2,019)
                                        ======               ===            ========      =========     ========      =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME                          Jones Spacelink, Ltd.
For the years ended May 31, 1991, 1990 and 1989            and Subsidiaries


                                                                                   1991          1990          1989
                                                                                 ---------     ---------     ---------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $ (21,776)    $  (5,752)    $  (6,377)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Extraordinary (gain) loss on early extinguishment of debt by Jones
      Intercable, Inc., net of related income taxes and minority interests          (2,789)          457            --
    Minority interests in net income (loss) of consolidated subsidiaries           (30,376)      (15,695)      (18,153)
    Depreciation and amortization                                                   47,341        42,043        34,784
    Deferred income taxes                                                             (862)       (2,405)       (8,067)
    Deferred fees and distributions                                                 20,373            --        11,654
    Recognition of deferred revenue and income                                        (370)         (353)         (375)
    Equity in losses of limited partnerships and affiliated companies               12,002         4,572         3,101
    Amortization of discounts on debentures                                            860           951         1,118
    Increase in trade receivables                                                     (609)       (1,172)       (1,205)
    Decrease (increase) in other receivables, and deposits, prepaid expenses
      and other assets                                                               6,968         2,207        (6,799)
    Increase in accounts payable and accrued liabilities and subscriber
      prepayments and deposits                                                         581         7,363         6,040
                                                                                 ---------     ---------     ---------
        Net cash provided by operating activities                                   31,343        32,216        15,721
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems by Jones Intercable, Inc.                        --        (4,139)     (101,394)
  Purchase of cable television systems by Jones Spacelink, Ltd.                         --       (37,945)         (987)
  Purchase of property, plant and equipment, net                                   (30,737)      (32,429)      (39,945)
  Sales of cable television systems held for resale to managed limited
    partnerships and other affiliated entities                                      96,950       164,919        50,064
  Sales of cable television systems to managed limited partnerships                     --            --         2,420
  Investment in cable television systems held for resale to limited
    partnerships                                                                    (6,249)     (257,164)      (50,064)
  Investments in cable television limited partnerships and corporate stock         (44,760)      (13,806)       (3,363)
  Investment in International Aviation, Ltd. and Galactic Radio, Inc. by Jones
    Intercable, Inc.                                                                (5,241)           --            --
  Increase in deferred revenue and income                                               --           533         2,371
  Other, net                                                                         5,985           385         1,143
                                                                                 ---------     ---------     ---------
        Net cash provided by (used in) investing activities                         15,948      (179,646)     (139,755)
                                                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and issuance of Class A Common Stock of Jones Intercable,
    Inc., net of minority interests                                                     16           185           149
  Effects on shareholders' investment of changes in minority interests                 169           693         1,131
  Payment of dividends to Jones International, Ltd. by The Jones Group, Ltd.          (344)         (612)           --
  Proceeds from borrowings, primarily by Jones Intercable, Inc.                     89,035       307,822        17,600
  Proceeds to Jones Intercable, Inc. from issuance of debentures, net                   --            --       141,989
  Repayment of borrowings, primarily by Jones Intercable, Inc.                    (115,371)     (153,972)      (21,080)
  Redemption of debentures by Jones Intercable, Inc. including loss on early
    extinguishment                                                                 (20,749)      (33,000)           --
  Decrease (increase) in advances to affiliated entities                             2,627       (11,644)        9,880
  Decrease (increase) in minority interests in consolidated subsidiaries            (3,793)         (121)       (1,511)
  Sale (purchase) of treasury stock by Jones Intercable, Inc., net of minority
    interests                                                                         (966)           49           (18)
  Other, net                                                                        (1,513)          525          (390)
                                                                                 ---------     ---------     ---------
        Net cash provided by (used in) financing activities                        (50,889)      109,925       147,755
                                                                                 ---------     ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,598)      (37,505)       23,721

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                      7,699        45,204        21,483
                                                                                 ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                        $   4,101     $   7,699     $  45,204
                                                                                 =========     =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1991, 1990 AND 1989

(1) ORGANIZATION AND BASIS OF PRESENTATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Basis of Presentation

         Jones Spacelink, Ltd. ("Spacelink") was incorporated on March 24, 1980, and since its inception has been majority-owned by Jones International, Ltd. ("International"), whose sole shareholder is Glenn
         R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink. As of May 31, 1991, International, Glenn R. Jones and certain of their affiliates owned 66,278,857 shares, or approximately 87 percent of Spacelink's outstanding Class A Common Stock and 415,000 shares, or 100 percent, of Spacelink's outstanding Class B Common Stock.

         As of May 31, 1991, Spacelink had authorized 110,000,000 shares of Class A Common Stock and 415,000 shares of Class B Common Stock. In July 1991, Spacelink's shareholders approved an amendment to Spacelink's articles of incorporation to increase the number of authorized shares of Class A Common Stock from 110,000,000 shares to 220,000,000 shares. Neither class has a preference with respect to dividends or upon liquidation. At May 31, 1991, certain provisions of Spacelink's credit agreements restrict it from paying cash dividends. With respect to voting matters not requiring a class vote, the holders of the Class A Common Stock and the holders of the Class B Common Stock vote as a single class provided, however, that holders of Class B Common Stock have one vote for each share and holders of Class A Common Stock have one-twentieth of one vote for each share. In addition, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25 percent of the total membership of the Board of Directors.

         Spacelink's consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex") and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio") and Jones Intercable, Inc. ("Intercable"). At May 31, 1991, Spacelink owned directly 80.1 percent and indirectly an additional 4.9 percent of the Common Stock of Jones Group, 81 percent of Galactic Radio, and approximately 58 percent of the outstanding Common Stock (24 percent of both classes of outstanding shares) of Intercable.

         Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain loan agreements of Intercable generally restrict it from transferring funds to Spacelink in the form of cash dividends, loans, advances or in any other form. Therefore, as a result of these restrictions, the net assets of Intercable are not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these restrictions will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chief Executive Officer and Chairman of the Board, Glenn R. Jones, or his personal representative.

         During fiscal 1991, Intercable recognized net losses, in part because of depreciation and amortization expenses and from the deferral of certain partnership fees and distributions, which at May 31, 1991 caused the minority interests in the net losses of Intercable to exceed the minority interests in the equity capital of Intercable. As required by generally accepted accounting principles, the minority interest in the net losses of Intercable in excess of the minority interest in the equity capital of Intercable must be charged to Spacelink. As a result, during fiscal 1991, Spacelink recorded losses of $7,170,000 in excess of its approximately 24 percent interest in Intercable's fiscal 1991 net loss.

         Spacelink anticipates that during fiscal 1992 Intercable will recognize net income, primarily as a result of the transactions described in Note 15. Depending upon the level of net income recorded by Intercable in 1992, all or a portion of the $7,170,000 of excess losses recorded by Spacelink in fiscal 1991 may be charged to the minority interests in Intercable during 1992. Any amounts not charged to the minority interests in fiscal 1992 may be charged to the minority interests in future years depending upon the level of net income, if any, of Intercable.

         Business

         Spacelink, Intercable and certain of their wholly owned subsidiaries own and operate cable television systems. These entities also manage cable television systems owned by private and public limited partnerships for which they are general partner.

         Jones Group is a cable television system brokerage company which performs brokerage services primarily for Spacelink, Intercable and their managed limited partnerships. For acting as the broker in acquisitions for these entities, Jones Group generally earns fees which range from 1.5 percent to 4 percent of the lower of the purchase price or appraised value of the properties acquired from unaffiliated entities. In addition, Jones Group generally earns brokerage fees which range from 1.25 percent to 2.5 percent of the sales price as compensation for brokering the sale of cable television systems to unrelated parties for these entities.

         Futurex is engaged in the business of developing and manufacturing security products which provide encrypt/decrypt and message authentication capabilities for remote-site personal computers. The security products are sold primarily to the financial community.

         Galactic Radio, through a subsidiary, is in the audio programming business. It is in a partnership with an unaffiliated party, which provides satellite-delivered audio services to cable television system operators ("Superaudio"). It is also in the business, through Jones Satellite Audio, an affiliate, of delivering programming to radio stations throughout the United States via satellite ("Satellite Audio").

         Summary of Significant Accounting Policies

         Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents, which principally relate to Intercable, include cash on hand, amounts due from banks and all highly liquid debt instruments purchased with a maturity of three months or less, when acquired.

         Supplemental disclosures of amounts paid for income taxes and interest during the years ended May 31, 1991, 1990 and 1989 are as follows:

                                                            1991               1990                1989
                                                          --------            -------             -------
                                                                          (In Thousands)
         Income taxes                                     $   132             $ 2,062             $ 2,595
                                                          =======             =======             =======
         Interest, net of amounts charged to cable
           television systems held for resale             $48,214             $43,683             $40,694
                                                          =======             =======             =======

         Supplemental disclosures of noncash investing and financing activities for the years ended May 31, 1991, 1990 and 1989 are as follows:

         As described in Note 4, in July 1990, Spacelink acquired 81 percent of the Class A and Class B Common Stock of Galactic Radio by issuing 13,581,229 shares of its Class A Common Stock. As a result of the acquisition, Spacelink acquired assets of $1,019,000, assumed liabilities totalling $599,000 and acquired equity totalling $428,000.

         As described in Note 4, in October 1988, Spacelink consummated a merger with an unaffiliated cable television company by issuing approximately 3,000,000 shares of Spacelink's Class A Common Stock to the existing shareholders of the unaffiliated cable television company and from borrowings under Spacelink's credit facility. The total noncash activity for this transaction is as follows:

                                                                     (In Thousands)
         Class A Common Stock issued                                     $ 6,375
         Borrowings, brokerage fee and other
           merger costs                                                    8,389
                                                                         -------
             Total noncash activity                                      $14,764
                                                                         =======

         Also, as described above and in Note 4, in January 1989, Spacelink exchanged 2,803,739 of its Class A Common Stock with International for 2,010 shares of common stock of Jones Group.

         Investments in Cable Television Limited Partnerships and Corporate Stock - Investments in managed limited partnerships and corporate stock are carried at cost plus equity in profits and losses.

         Acquisition Accounting - Spacelink, Intercable and certain of their wholly owned subsidiaries record the acquisitions of cable television systems for their own accounts using the purchase method of accounting.

         Plant and Equipment- Prior to receiving the first revenues from subscribers of a cable television system, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of construction, but no longer than two years (defined as the "prematurity period"), portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. No such amounts were capitalized during the years ended May 31, 1991, 1990 and 1989. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television are capitalized and included as "distribution systems". Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Depreciation of property, plant and equipment is provided using the straight-line method primarily over the following estimated service lives:

                    Distribution systems, including capitalized
                      interest and operating expenses                                    5-15 years
                    Buildings                                                           10-20 years
                    Equipment and tools                                                   3-5 years
                    Premium service equipment                                               5 years
                    Earth receive stations                                               5-15 years
                    Vehicles                                                              3-5 years
                    Leasehold improvements                                        Lesser of term of
                                                                                  lease or 10 years
                    Other property, plant and equipment                                  3-15 years

         Franchise Costs - Costs incurred in obtaining cable television franchises and other operating authorities are initially deferred and amortized using the straight-line method over the life of the franchises beginning with the dates the related systems become operational. Franchise rights acquired through purchase of cable television systems are recorded at estimated fair market value at the date of the acquisition and are amortized over the remaining terms of the franchises. Amortization is determined using the straight-line method over lives of seven to fifteen years.

         Costs in Excess of Interests in Net Assets Purchased - The cost of acquisitions in excess of the fair market values of net assets acquired is amortized using the straight-line method over a 40-year life.

         Deferred Financing Costs- Costs incurred in connection with the issuance of subordinated debentures are deferred and amortized using the effective interest method over the life of such issues.

         Investment in Cable Television Systems Held for Resale to Managed Limited Partnerships - Revenues and expenses attributable to cable television systems held on behalf of managed limited partnerships are not reflected in the consolidated statements of income. Any net cash deficiency generated by systems held for resale, which is defined as the excess of operating expenses and interest expense over operating receipts, is capitalized as carrying costs and included in the amounts shown as investments in cable television systems held for resale to managed limited partnerships in the accompanying consolidated balance sheets.

         Recognition of Brokerage Fees - Recognition of brokerage fees earned upon the acquisition of cable television systems by Spacelink or Intercable is initially deferred and such fees are recognized as revenue as the related assets are amortized by Spacelink or Intercable, or at such time as the cable television systems are transferred to a non-consolidated entity. Total deferred brokerage fees at May 31, 1991 and 1990, were approximately $3,827,000 and $4,197,000, respectively, and are included in deferred revenue and income in the accompanying consolidated balance sheets. See Note 3 for further information with respect to brokerage fees earned by Jones Group.

         Recognition of Partnership Fees and Distributions - Partnership fees and distributions earned by Spacelink or Intercable related to cable television properties sold to unaffiliated parties are recorded as revenues when received. Partnership fees and distributions earned by Spacelink or Intercable as general partner of Spacelink or Intercable-managed limited partnerships related to cable television properties purchased by Spacelink or Intercable are treated as a reduction of the purchase prices of the cable television systems purchased. Fees and distributions earned by Spacelink or Intercable as general partner of managed limited partnerships related to cable television properties sold to entities in which Spacelink or Intercable have a continuing equity interest are deferred and recognized as revenue in future periods.

         Income Taxes - Spacelink and its consolidated subsidiaries excluding Intercable are members of a tax allocation agreement with International and International's other subsidiaries. Pursuant to the terms of the agreement, tax (provisions) benefits are provided to the members of the tax sharing group based on their respective pro rata contribution of taxable (income) loss to International's consolidated taxable (income) loss.

         Intercable files separate Federal and state income tax returns and, as a result, provides for taxes on a separate-company basis using the deferred tax method. Amounts shown as deferred income taxes in the accompanying balance sheets are primarily attributable to Intercable.

         Net Loss Per Common Share - Net loss per share is computed based on the weighted average number of Spacelink's shares of Class A Common Stock and Class B Common Stock outstanding. Options to purchase shares of Class A Common Stock have not been included in the computation as the effect would be either insignificant or anti-dilutive.

         Reclassifications - Certain prior year amounts have been reclassified to conform to fiscal year 1991 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES:

         International controls various subsidiaries that provide services to Spacelink and its consolidated subsidiaries and the limited partnerships for which Spacelink, certain of its wholly owned subsidiaries and Intercable are general partners (see Note 8). These entities have had, and will continue to have, certain transactions with International and its other subsidiaries. Principal recurring transactions are described below.

         Jones Information Management, Inc., a wholly owned subsidiary of International, provides information management and data processing services to all entities affiliated with International, including the entities described above. Charges to the various entities are based on computer usage by each entity.

         International Aviation, Ltd., a wholly owned subsidiary of Intercable, which was acquired from International in July 1990, owns and operates the corporate aircraft for all the entities described above and for International and certain of its subsidiaries. Charges to the various entities are based on usage of the aircraft by corporate personnel.

         Spacelink and certain of its consolidated subsidiaries including Intercable, are parties to a lease with Jones Properties, Inc., a wholly owned subsidiary of International, under which they have leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term, with three 5-year renewal options. The annual rent is not to exceed $24.00 per square foot, plus operating expenses. Spacelink and certain of its consolidated subsidiaries including Intercable, have subleased approximately 28 percent of the leased space to International and certain affiliates of International on the same terms and conditions as the above-mentioned lease.

         The cable television systems owned by Spacelink and Intercable receive programming from Superaudio, an interest in which was acquired from International as a part of Spacelink's acquisition of an interest in Galactic Radio in July 1990 (see Note 4) and from The Mind Extension University, Inc., which is an 81 percent owned subsidiary of International. In addition, Spacelink owns the remaining 19 percent of The Mind Extension University, Inc.

         Jones Futura Foundation, Ltd., a wholly owned subsidiary of International, has licensed to Futurex exclusive rights to manufacture, market and sell certain data encryption hardware and software products. The license fee is equal to 10 percent of Futurex's revenues from the sale of encryption hardware and software products.

         Jones International Securities, Ltd., a wholly owned subsidiary of International ("Jones Securities"), acts as dealer-manager of substantially all of Spacelink's and Intercable's managed limited partnership offerings. Generally, the dealer-manager receives fees which total up to 10 percent of the capital, contributed by the limited partners, from which all sales commissions of participating unaffiliated broker-dealers are paid. In addition, Spacelink and its consolidated subsidiaries including Intercable reimburse Jones Securities for certain expenses associated with the marketing of limited partnership interests.

         Certain additional operating, general and administrative expenses incurred by International and its various subsidiaries, including the costs of the services described above, are allocated to Spacelink and its consolidated subsidiaries. A portion of certain of these expenses are reallocated to managed limited partnerships and the net amounts are included in operating, general and administrative expenses in the accompanying consolidated statements of income. Spacelink believes that the allocation of expenses for services rendered to it by International are reasonable. Such allocated expenses net of reimbursements were as follows:

                                                                      For the Year Ended May 31,
                                                           ----------------------------------------------
                                                             1991                 1990              1989
                                                           -------               ------            ------
                                                                           (In Thousands)
         Jones Information Management, Inc.                $  873               $  679             $  551
         International Aviation, Ltd.                         101                  180                142
         Jones Properties, Inc., net of
           subleasing reimbursements                          471                  533                481
         Superaudio                                           153                  213                168
         The Mind Extension University, Inc.                   88                   80                 69
         Jones Futura Foundation, Ltd.                        163                  101                  -
         Jones International Securities, Ltd.               1,082                2,013              1,304
         Other operating, general and
           administrative expenses                            246                   77                  4
                                                           ------               ------             ------

             Total allocated expenses net of
               reimbursements                              $3,177               $3,876             $2,719
                                                           ======               ======             ======

         Spacelink and its consolidated subsidiaries including Intercable reimburse International for certain allocated costs as described above. In addition, Spacelink and its consolidated subsidiaries excluding Intercable are allocated tax provisions (benefits) from International pursuant to a tax allocation agreement with International. At May 31, 1991 and 1990, amounts due to Spacelink and its consolidated subsidiaries including Intercable totalled $1,762,000 and $243,000, respectively. The significant increase at May 31, 1991 is primarily the result of 1991 tax benefits due Spacelink totalling approximately $1,263,000, which benefits will be repaid to Spacelink subsequent to the filing of International's consolidated income tax return with the receipt of any income tax refund from the Internal Revenue Service. While at May 31, 1991 and 1990 amounts were due to Spacelink from International, generally during fiscal 1991, 1990 and 1989 International had made advances to Spacelink and its consolidated subsidiaries including Intercable, and in connection with those advances, during fiscal 1991, 1990 and 1989, Spacelink and its consolidated subsidiaries including Intercable paid to International interest in the amount, of $3,000, $159,000 and $47,000, respectively. Interest was charged on these advances at rates which approximated International's average borrowing rates during the respective periods.

         In January 1991, International borrowed funds from a commercial bank and secured the borrowing with certain shares of stock of Intercable. Spacelink and the bank have agreed that in the event of a default by International under the loan agreement, Spacelink would purchase from the bank the pledged shares of Intercable at a value equal to the amount of the default. As consideration for such agreement by Spacelink, International granted to Spacelink an option to purchase the shares of Intercable that it had pledged to the bank.

         Also, see Note 8 for other information with respect to transactions between Spacelink, Intercable and their managed limited partnerships and see Note 10 for information with respect to income tax provisions (benefits) between Spacelink and International.

(3)      JONES GROUP BROKERAGE FEES AND DIVIDENDS:

         As described in Note 1, Jones Group performs brokerage services for Spacelink, Intercable and their managed limited partnerships. Brokerage fees earned by Jones Group from these entities are as follows:

                                                                                     May 31,
                                                                -----------------------------------------------
                                                                 1991                 1990                1989
                                                                ------               ------              ------
                                                                                 (In Thousands)
         Earned from Spacelink and Intercable                   $    8               $   541              $2,371
         Earned from Managed Limited Partnerships                2,108                10,001               4,717
                                                                ------               -------              ------
         Total Brokerage Fees                                    2,116                10,542               7,088
         Recognition (Deferral) of Brokerage Fees                  370                  (180)             (1,997)
                                                                ------               -------              ------
         Brokerage Fees, net                                    $2,486               $10,362              $5,091
                                                                ======               =======              ======

         During the years ended May 31, 1991, 1990 and 1989, Jones Group paid dividends to International in the amount of $101,000, $612,000 and $607,000, respectively.

         Jones Group dividends relating to earnings from brokerage fees in connection with certain purchase and sale transactions which were pending when Spacelink acquired International's remaining 20.1 percent interest in the Jones Group in January 1989, will accrue to the benefit of Spacelink, Intercable and International based on their respective ownership percentages immediately preceding the January 1989 exchange. All other Jones Group dividends will accrue to the benefit of Spacelink and Intercable based on their direct equity ownership of 80.1 and 19.9 percent, respectively.

(4)      ACQUISITIONS AND SALES BY SPACELINK:

         Acquisition of an 81 Percent Interest in Galactic Radio by Spacelink -

         In July 1990, Spacelink issued 13,581,229 shares of its Class A Common Stock to International in exchange for 51,000 shares of Class A Common Stock and 51,000 shares of Class B Common Stock of Galactic Radio (the "Galactic Shares"). The Galactic Shares acquired by Spacelink represent 81 percent of the outstanding Class A Common Stock and Class B Common Stock of Galactic Radio. The remaining 19 percent of Galactic Radio was owned by Glenn R. Jones, Chairman of the Board and Chief Executive Officer of Spacelink and was transferred to International and then sold to Intercable on May 31, 1991 (See Note 14). The 81 percent ownership interest in Galactic Radio was valued at approximately $16,026,000 pursuant to a fair market valuation of Galactic Radio's properties and business by an independent qualified appraiser. For purposes of the exchange, the price of Spacelink's Class A Common Stock was $1.18 per share, which price represented the average trading price of Spacelink's Class A Common Stock for the preceding three month period.

         The acquisition of 81 percent of Galactic Radio by Spacelink was accounted for as a transfer between entities under common control and, accordingly, the assets transferred are recorded by Spacelink at International's historical cost. The results of operations of Galactic Radio are included in Spacelink's Consolidated Statements of Income for the year ended May 31, 1991, beginning on the July 1, 1990 exchange date. For comparative purposes, the per share data and weighted average number of common shares outstanding have been restated to reflect the additional shares outstanding.

         Acquisition of Kenosha, Wisconsin Cable Television System by Spacelink-

         In July 1989, Spacelink entered into an agreement with Total TV of Kenosha, an affiliated partnership managed by Intercable, to acquire for Spacelink's own account the cable television system serving the area in and around the municipalities of Kenosha, Pleasant Prairie and Somers, all in the State of Wisconsin (the "Kenosha System") for approximately $37,945,000, which price represents the contract purchase price, the reimbursement of capital expenditures totalling approximately $74,000 from the contract date to the closing date, a brokerage fee and certain other acquisition costs. The purchase price was determined on the basis of the average of three separate independent appraisals of the fair market value of the Kenosha System and was the highest bid received in a public bidding process. Closing of the Kenosha System occurred in September 1989. Jones Group received a fee from Spacelink of approximately $374,000 for brokering the acquisition. Spacelink financed the acquisition from the proceeds of borrowings under its credit facility.

         The following reflects the pro forma effect of the acquisition by Spacelink of the Kenosha System on the consolidated results of operations of Spacelink and its subsidiaries for the year ended May 31, 1990, assuming the acquisition had occurred as of the beginning of the period.

                                                                                          For the
                                                                                         year ended
                                                For the year ended May 31, 1990         May 31, 1991
                                           ----------------------------------------     ------------
                                              As          Pro Forma       Pro Forma          As
                                           Reported      Adjustments       Balance        Reported
                                           --------      -----------      ---------       --------
                                                     (In Thousands, except Per Share Data)
         Revenues                          $115,886        $ 2,076        $117,962        $118,621

         Depreciation and
           Amortization                    $(42,043)       $(1,376)       $(43,419)       $(47,341)

         Operating Income (Loss)           $ 18,372        $  (735)       $ 17,637        $  4,763

         Net Loss                          $ (5,752)       $(1.856)       $ (7,608)       $(21,776)

         Net Loss per Common Share         $   (.08)       $  (.02)       $   (.10)       $   (.29)

         Acquisition of Futurex by Spacelink-

         In July 1989, Spacelink issued 1,500,000 shares of Class A Common Stock to International for all of the outstanding Class A and Class B Common Stock of Futurex. In addition, the agreement between Spacelink and International provided that an additional 500,000 shares of Spacelink's Class A Common Stock will be issued to International on the fifth anniversary of the date of the agreement if Futurex achieves certain levels of cash flow. For purposes of the transaction, Futurex was valued at $6,000,000, which amount was negotiated between Spacelink's Board of Directors and International and represented a discount of approximately 28 percent from the estimated fair market valuation of Futurex's properties and business made by an independent appraiser. In addition, Spacelink's Class A Common Stock was valued at $3.00 per share, which represented the approximate market price of Class A Common Stock prior to the transaction.

         The acquisition of Futurex by Spacelink was accounted for as a transfer between entities under common control, and accordingly, the assets and liabilities transferred have been recorded by Spacelink at historical costs.

         Acquisition at Additional 20.1 Percent Interest in Jones Group by Spacelink-

         In January 1989, Spacelink exchanged with International 2,803,739 shares of Spacelink's Class A Common Stock for 2,010 shares of Common Stock of Jones Group held by International, which shares represent a
         20.1 percent interest in Jones Group. The acquisition was accounted for as a transfer between entities under common control, and accordingly, the assets and liabilities so transferred have been recorded by Spacelink at historical cost. For financial reporting purposes, the excess consideration paid over the historical cost of the assets acquired, totalling approximately $5,997,000, has been charged to the retained earnings of Spacelink in the accompanying consolidated balance sheets.

         Acquisition of Hilo, Hawaii Cable Television System by Spacelink -

         In October 1988, Spacelink consummated a merger with an unaffiliated cable television company serving the area in and around Hilo, Hawaii by issuing approximately 3,000,000 shares of Spacelink's Class A Common Stock to the existing shareholders of the unaffiliated cable television company and by assuming approximately $6,931,000 in debt. For financial reporting purposes, the merger was accounted for as a purchase and totalled approximately $14,764,000, which includes a $680,000 brokerage fee paid to Jones Group.

         Sale of Winnemucca, Nevada Cable Television System by Spacelink -

         In May 1989, Spacelink sold the cable television system serving Winnemucca, Nevada to Jones Spacelink Fund 5, Ltd., a Spacelink-managed limited partnership for $2,420,000, which price represents the average of three separate independent appraisals of the fair market value of the Winnemucca Systems. Spacelink recognized a gain on the sale of the Winnemucca Systems of approximately $797,000. Proceeds from the sale were used to reduce Spacelink's indebtedness.

(5) ACQUISITIONS AND PENDING ACQUISITIONS BY SPACELINK ON BEHALF OF SPACELINK-MANAGED PARTNERSHIPS:

         Pending Acquisition of Cable Television Systems -

         In August 1990, Spacelink entered into a purchase and sale agreement unaffiliated third parties to acquire, for the account of Jones Growth Partners II L.P. ("Jones Growth Partners II") a Spacelink-managed limited partnership, the cable television systems serving the areas in and around the communities of Yorba Linda, Anaheim Hills and Laguna Niguel, and certain portions of unincorporated Orange County, all in the State of California (the "Orange County Cluster"). The purchase price of the Orange County Cluster is expected to be approximately $29,000,000, subject to certain closing adjustments. Upon execution of the purchase and sale agreement, Spacelink deposited $1,400,000 in escrow as provided under the agreement. The closing under the purchase and sale agreement is currently expected to occur on September 6, 1991. It is anticipated that Jones Growth Partners II will need to raise approximately $19,000,000 in equity capital to acquire the Orange County Cluster and that sufficient funds will not be available to Jones Growth Partners II by the September 6, 1991 closing date. Therefore, prior to the September 6, 1991 closing date, Spacelink will assign its purchase rights and obligations under the purchase and sale agreement to its wholly owned subsidiary, Jones Spacelink Acquisition Corp. ("Acquisition Corp.") and Acquisition Corp. will acquire the Orange County Cluster using borrowed funds under Spacelink's acquisition facility for the purpose of temporarily holding it until such time as Jones Growth Partners II has sufficient funds and can otherwise acquire the Orange County Cluster (see Note 9). At May 31, 1991, Spacelink's investment in cable television systems held for resale to managed limited partnerships totalled $1,544,000, which includes the escrow deposit described above certain other acquisition costs.

         As of late August 1991, Jones Growth Partners II had raised approximately $7,000,000 of the $19,000,000 in equity capital required to acquire the Orange County Cluster. There can be no assurance that Jones Growth Partners II will raise sufficient equity to acquire the Orange County Cluster. If Jones Growth Partners II does not have sufficient debt and equity funds available to it to acquire the Orange County Cluster within 180 days of the date that the systems are acquired by Acquisition Corp., the bridge loan will expire and Spacelink may be required to assign the Orange County Cluster to another affiliated entity or to find a joint venture partner for Jones Growth Partners II.

         Acquisition of Bluffton, Indiana Cable Television Systems -

         In June 1988, Spacelink entered into an agreement with an unaffiliated party to acquire on behalf of a Spacelink-managed limited partnership the cable television systems serving the areas in and around the communities of Bluffton, Decatur, Monroe, Auburn, Butler, Uniondale, Waterloo and Garrett, and the unincorporated areas of Wells, Allen, Noble, Adams and Dekalb Counties, all in the State of Indiana (the "Bluffton Systems") for $17,500,000, subject to certain closing adjustments. In addition, a fee of $700,000 was paid to Jones Group for brokering the acquisition. Closing of the Bluffton Systems occurred in September 1988. Spacelink financed the acquisition from the proceeds of borrowings under its credit facility. In 1988, the Bluffton Systems were transferred to Jones Spacelink Income/Growth Fund 1-A, Ltd. and Spacelink was reimbursed for the original purchase price plus carrying costs associated with the systems, which in the aggregate totalled approximately $18,360,000. The proceeds received from the sale were used to repay indebtedness incurred by Spacelink in connection with acquisition of the Bluffton Systems.

(6)      ACQUISITIONS BY INTERCABLE:

         Acquisitions of Cable Television Systems by Intercable -

             Description of                     Transaction                                            Transaction
         Cable Television Systems               Closing Date                   Seller                     Price
         ------------------------               ------------                   ------                  -----------
         Walnut Valley System -                 February 1989                Intercable -              $29,028,000
         serves certain areas in                                             managed limited
         and around the Diamond                                              partnership
         Bar area of Los Angeles
         County, California

         Anne Arundel System -                  June 1988                    Intercable -              $65,986,000
         serves portions of Anne                                             managed limited
         Arundel County, Maryland                                            partnership


(7)      ACQUISITIONS BY INTERCABLE ON BEHALF OF INTERCABLE-MANAGED
         PARTNERSHIPS:

         In March 1989, Intercable, on its own behalf and/or on behalf of one or more of its affiliates, entered into an agreement with unaffiliated third parties to purchase certain cable television systems serving portions of suburban Chicago, Illinois including the communities of Addison, Glen Ellyn, Wheaton, St. Charles, Geneva, Winfield and West Chicago ("Wheaton System Cluster"), Barrington, Elgin, South Elgin, Hawthorne Woods, Kildeer, Indian Creek, Vernon Hills and Lake Zurich ("Barrington System Cluster"), Flossmoor, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, LaGrange Park, LaGrange, Olympia Fields and Western Springs ("South Suburban System Cluster") and Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich and Yorkville ("Aurora System Cluster"), as well as the cluster of cable television systems serving Cerro Gordo, Clinton, Gibson City, Chatsworth, Tolono, Leroy, Farmer City, Monticello and Rantoul in central Illinois ("Central Illinois System Cluster") (collectively, the "Centel Systems"), for a purchase price of $340,000,000. Included in the purchase price were $1,466,000 of assets relating to a customer service center supporting the Centel Systems. Closing on this acquisition occurred on October 4, 1989.

         Intercable contracted for an independent allocation of the $340,000,000 aggregate purchase price among the five clusters of systems by an unaffiliated qualified appraiser, and then allocated the clusters to various affiliated entities. Prior to closing, Intercable transferred its rights under the purchase agreement for the Wheaton System Cluster to Jones Growth Partners L.P., a public limited partnership sponsored by a wholly owned subsidiary of Spacelink. Jones Growth Partners L.P. purchased the Wheaton System Cluster directly for the allocated purchase price of $97,100,000, plus closing adjustments and brokerage fees. Intercable acquired the other four clusters of cable systems for its own account or for the account of its managed limited partnerships for the allocated purchase price of $242,900,000, plus closing adjustments.

         On December 21, 1989, Intercable transferred the Barrington System Cluster to Cable TV Fund 15-A, Ltd., a public limited partnership sponsored by Intercable. The sales price for the Barrington System Cluster was $75,500,000, which represented that portion of the aggregate purchase price paid by Intercable for the Barrington

         System Cluster when Intercable acquired the Centel Systems in October 1989. Upon the transfer, Intercable was also reimbursed a total of $2,073,200, which represented net closing adjustments, the costs incurred by Intercable for capital expenditures during the holding period and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable from the date of its acquisition of the Barrington System Cluster (October 4, 1989) through December 21, 1989, the date the Barrington Systems were transferred to Cable TV Fund 15-A, Ltd. Cable TV Fund 15-A, Ltd. also paid a brokerage fee of $3,020,000 to Jones Group as compensation for brokering the purchase.

         The Aurora System Cluster was transferred in May 1990 to IDS/Jones Joint Venture Partners (the "Joint Venture"), a Colorado joint venture between IDS/Jones Growth Partners 89-B, Ltd. and IDS/Jones Growth Partners II, L.P. ("Partners II") both Intercable-sponsored Colorado limited partnership. Intercable transferred the Aurora System Cluster to the Joint Venture for a sales price of $81,100,000, which represented the allocated purchase price paid by Intercable for the Aurora System Cluster, plus reimbursement to Intercable of $7,386,000 for the net closing adjustments, the costs incurred by Intercable during the holding period (October 4, 1989) through May 31, 1990, and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable during the holding period. In connection with the purchase, the Joint Venture obtained a $25,000,000 bridge loan with an original maturity date of May 31, 1991. The maturity date of the loan has been extended to October 31, 1991. This loan has been guaranteed in part by Intercable and in part by a letter of credit arranged by Intercable. A substantial portion of this bridge loan has been repaid from equity contributions made to the Joint Venture by Partners II. The ability of Partners II to make sufficient additional equity contributions to enable the Joint Venture to retire the bridge loan is conditioned upon, among other things, Partners II's ability to raise sufficient capital from its ongoing public offering of limited partnership interests, of which there can be no assurance. Partners II's offering of interests will continue only through September 1991. In the event that sufficient equity capital is not received from Partners II, Intercable may be required to invest its own funds in the Joint Venture or to make an advance to the Joint Venture to allow the Joint Venture to repay the bridge loan. As of August 16, 1991, $6,600,000 was outstanding on the bridge loan. The Joint Venture also owes acquisition fees to Jones Group ($1,622,000) and IDS Management Corporation ($1,622,000).

         On September 28, 1990, Intercable transferred the South Suburban System Cluster to Cable TV Fund 15-A, Ltd. The sales price for the South Suburban System Cluster was $59,960,000, which represented that portion of the aggregate purchase price paid for the South Suburban System Cluster by Intercable when Intercable acquired the Centel Systems in October 1989. Upon the transfer, Intercable was also reimbursed a total of $8,190,000, which represented net closing adjustments, the costs incurred by Intercable for capital expenditures during the holding period and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable from the date of its acquisition of the South Suburban System Cluster (October 4, 1989) through September 28, 1990, the date the South Suburban System Cluster was transferred to Cable TV Fund 15-A, Ltd. Cable TV Fund 15-A Ltd. also paid a brokerage fee of $2,398,400 to Jones Group as compensation for brokering the purchase.

         On May 30, 1991, Intercable transferred the Central Illinois System Cluster to Cable TV Fund 14-A, Ltd. The sales price for the Central Illinois System Cluster was $24,974,000, which represented that portion of the aggregate purchase price paid for the Central Illinois System Cluster by Intercable when Intercable acquired the Centel Systems in October 1989. Upon the transfer, Intercable was also reimbursed a total of $3,826,000, which represented net closing adjustments, the cost incurred by Intercable for capital expenditures during the holding period and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable from the date of its acquisition of the Central Illinois System Cluster (October 4, 1989) through May 30, 1991, the date the Central Illinois System Cluster was transferred to Cable TV Fund 14-A, Ltd. Cable TV Fund 14-A, Ltd. also paid a brokerage fee of $999,000 to Jones Group as compensation for brokering the purchase. Upon the transfer of the Central Illinois System Cluster, all of the Centel Systems which were held for resale to managed partnerships have been transferred.

         Funds necessary for Intercable to complete the acquisition of the Centel Systems were provided by a $240,000,000 acquisition note maturing October 1, 1990 and $5,788,000 from Intercable's revolving credit facility.

         In June and July 1988, Intercable entered into agreements with third parties to purchase for the account of certain Intercable-managed limited partnerships, the cable television systems in and around the northern suburban area of Indianapolis, including the communities of Carmel, Zionsville, Fortville and Ingalls and unincorporated areas of Hamilton, Boone, Hancock and Madison Counties, all in the State of Indiana ("Carmel"), and a cable television system serving the city of Surfside Beach and certain unincorporated portions of Georgetown and Horry Counties, South Carolina ("Surfside") for a purchase price of approximately $29,500,000 and $48,000,000, respectively. Closing on Surfside occurred on September 16, 1988, and the system was transferred to an Intercable-managed limited partnership on September 23, 1988. Closing on Carmel occurred on September 30, 1988. The Carmel system was transferred to an Intercable-managed limited partnership in February 1989, for approximately $31,704,000, which price represents the original purchase price plus acquisition costs and net carrying costs of the Carmel system incurred by Intercable during Intercable's period of ownership.

(8)      MANAGED LIMITED PARTNERSHIPS:

         Spacelink, certain of its wholly owned subsidiaries and Intercable are the general partners for a number of limited partnerships formed to acquire, construct, develop, operate and sell cable television systems. Partnership capital has been raised through a series of public and private offerings of limited partnership interests. As general partner, capital contributions ranging from $500 to $1,000 are made to each partnership and the general partner is allocated 1 percent of all partnership profits and losses. These entities may also purchase limited partner interests in the partnerships and, if they do so, participate with respect to such interests on the same basis as other limited partners. Subject to certain limitations, Spacelink, certain of its wholly owned subsidiaries and Intercable are also reimbursed for offering costs incurred in connection with each partnership offering. To the extent offering costs are incurred that are in excess of the specified limits, the excess offering costs are borne by Spacelink, certain of its wholly owned subsidiaries and Intercable and are generally expensed. In addition, Spacelink, certain of its wholly owned subsidiaries and Intercable are allocated expenses associated with the marketing of limited partnership interests.

         As general partner, Jones Spacelink Funds, Inc., a wholly owned subsidiary of Spacelink, is contingently liable for recourse debt of a certain managed limited partnership, which totalled $2,625,000 and $2,750,000 at May 31, 1991 and 1990, respectively. Spacelink believes such debt is secured by partnership assets and other collateral with fair market values in excess of the related obligation.

         As general partner, Spacelink, certain of its wholly owned subsidiaries and Intercable manage the partnerships and receive a fee for their services ranging from five percent to six percent of the gross revenues of the partnerships, excluding revenues from the sale of cable television systems or franchises. Any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the General Partner. For certain of the managed limited partnerships, distributions other than from cash flow, such as from the sale or refinancing of systems or upon dissolution of the partnerships, are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions, ranges from 100 to 125 percent of the amount contributed to the partnership capital by the limited partners; and the balance, in an amount which ranges from 70 percent to 75 percent to the limited partners and from 25 to 30 percent to the General Partner.

         Regarding Jones Growth Partners L.P., for which a wholly owned subsidiary of Spacelink is managing general partner, any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the managing general partner. Any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital by the limited partners; second, to the limited partners an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions (less any portion of such initial capital contributions returned by the distribution to limited partners from prior sale or refinancing proceeds) provided, however, that the 8 percent return will be reduced by all prior distributions of cash flow from the partnership and prior distributions of proceeds of sales or refinancings that exceed an amount equal to the limited partner's initial capital contributions; and the balance, in an amount of 75 percent to the limited partners, 15 percent to the managing general partner and 10 percent to the associate general partner which associate general partner is not affiliated with Spacelink or its subsidiaries.

         Regarding Jones Spacelink Income Partners 87-1, L.P. and Jones Spacelink Income/Growth Fund 1, for which Spacelink and one of its wholly owned subsidiaries are general partners, and Jones Cable Income Funds and Cable TV Fund 15, for which Intercable is general partner, any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital by the limited partners; second, to the limited partners in an amount which, together with all prior distributions from cash flow, will equal a preferred return ranging from 6 percent to 12 percent per annum, cumulative and noncompounded, on their adjusted capital contributions, and the balance, in an amount which ranges from 60 percent to 75 percent to the limited partners and 25 percent to 40 percent to the General Partner.

         Any distributions other than from cash flow made by Jones Intercable Investors, L.P. (see Note 14), for which Intercable is General Partner, are generally disbursed as follows: first, to the holders of all Class A Units in an amount which, together with all prior distributions of cash flow from operations, will equal a preferred return equal to 10 percent per annum, cumulative and noncompounded, on an amount equal to $16.00 per Class A Unit, less any portion of such amount which may have been returned to the unitholders from prior sale or refinancing proceeds; second, to the holders of Class A Units, an amount which, together with all prior distributions other than distributions of cash flow from operations, will equal $16.00 per Class A Unit; and the remainder, 60 percent to the holders of all Class A Units and 40 percent to Intercable.

         During fiscal years 1991, 1990 and 1989, Intercable received fees and distributions totalling $4,283,000, $8,736,000 and $11,654,000, respectively. All of the amounts received in fiscal 1991 and 1989 were treated as a reduction of the purchase prices of the cable television systems purchased by Spacelink and Intercable from Intercable-managed partnerships and therefore are not reflected as revenue in the consolidated statements of income.

         Spacelink's and Intercable's managed limited partnerships reimburse Spacelink and Intercable for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits, rent, information management services and other corporate facilities costs. Spacelink and Intercable provide engineering, marketing, administrative, accounting, information management and other services to the partnerships. Allocations of personnel costs are based on total revenues, total assets and actual time spent by Spacelink and Intercable employees with respect to each partnership. Remaining overhead costs are allocated based on total revenues, total assets and the relative cost of partnership assets managed. Cable television systems owned by Spacelink and Intercable are also allocated a proportionate share of these expenses under the allocation formulas described above. Amounts charged partnerships and other affiliated companies have directly offset operating, general and administrative expenses by approximately $23,723,000, $21,282,000 and $18,915,000 for the years ended May 31, 1991, 1990 and 1989, respectively.

         Spacelink and Intercable have made advances to, and have deferred the collection of management fees and expense reimbursements from, certain managed limited partnerships primarily to provide funds necessary for the capital expansion of and improvements to properties owned by such partnerships and operating and interest expenses paid on behalf of such partnerships. In addition, Jones Group had deferred the collection of its brokerage fees from two Intercable-managed partnerships. Such advances and unpaid brokerage fees, which totalled $12,093,000 and $15,473,000 at May 31, 1991 and 1990, respectively, bear interest at rates equal to the lending entity's cost of borrowing. Interest charged to limited partnerships for the fiscal years ended May 31, 1991, 1990 and 1989 was $1,462,000, $1,184,000 and
         $2,240,000, respectively.

Certain condensed financial information regarding managed limited partnerships of Spacelink and Intercable are as follows:

                                  Spacelink's Managed Limited        Intercable's Managed Limited
                                         Partnerships                        Partnerships
                                 -----------------------------     --------------------------------
                                      As of December 31,                  As of December 31,
                                 -----------------------------     --------------------------------
                                   1990       1989      1988         1990        1989        1988
                                 --------   --------   -------     ---------   ---------   --------
                                        (In Thousands)                      (In Thousands)
Total assets                     $137,291   $149,487   $41,366     $1,313,379  $1,048,809  $952,437
Debt                               50,536     56,719    16,531        791,153     515,317   402,855
Amounts due to general partner      2,715      1,545     2,537          9,921       6,392    18,408
Partners' capital (net of
  accumulated deficit)             80,843     86,997    21,102        468,073     468,958   509,681

                                      For the Year Ended                  For the Year Ended
                                         December 31,                        December 31,
                                 -----------------------------     --------------------------------
                                   1990       1989      1988         1990        1989        1988
                                 --------   --------   -------     ---------   ---------   --------
                                        (In Thousands)                      (In Thousands)
Revenues                         $ 24,827   $ 12,639   $ 7,198     $ 311,672   $ 263,619   $231,896
Depreciation and amortization      15,675      7,125     3,574       156,487     121,223    108,408
Operating loss                     (7,697)    (2,501)   (1,557)      (40,604)    (34,758)   (35,004)
Gain on sale of assets                 --        200     2,655       204,185      26,093    254,290
Net income (loss)                 (12,699)    (4,512)   (1,113)       88,162     (61,694)   142,556

(9) SUBORDINATED DEBENTURES AND OTHER DEBT:

    At May 31, 1991 and 1990, Spacelink's and its consolidated subsidiaries' debt consisted of the following:

                                                                         1991           1990
                                                                       --------       --------
                                                                           (In Thousands)
DEBT OF SPACELINK:
Credit Facility                                                        $ 68,650       $ 60,000
Capitalized Lease obligations and non-interest bearing notes                657            467
                                                                       --------       --------
          Total Debt of Spacelink                                        69,307         60,467
                                                                       --------       --------
DEBT OF INTERCABLE:
Subordinated Debentures --
  Debentures due August 1, 1997, interest payable semi-annually at
     12%, redeemable at Intercable's option at 100% of principal, plus accrued interest, on or after August 1, 1990 net of
     unamortized discount of $3,203,100 in 1991 and $4,078,700 in
     1990                                                                29,977         35,921
  Debentures due February 1, 1998, interest payable semi-annually at
     9.75%, redeemable at Intercable's option at 100% of principal, plus accrued interest, on or after February 1, 1991, net of unamortized discount of $5,543,700 in 1991 and $6,303,700 in
     1990                                                                61,031         63,696
  Debentures due May 1, 2000, interest payable semi-annually at 13%, redeemable at Intercable's option on or after May 1, 1993 at
     105.78% of par declining to par on May 1, 1997, net of
     unamortized discount of $1,833,900 in 1991 and $1,991,800 in
     1990                                                               148,166        148,008
  Convertible debentures due June 1, 2007, interest payable
     semi-annually at 7.5%, redeemable at Intercable's option on or
     after June 1, 1990 at 107.5% of par, declining to par by 1997       19,468         43,200

Credit Facility and Acquisition Note                                     82,300        117,000

Capitalized lease obligations, installment notes and non-interest
  bearing notes                                                           4,736          4,870
                                                                       --------       --------
          Total Debt of Intercable                                      345,678        412,695
                                                                       --------       --------
          Consolidated Debt                                            $414,985       $473,162
                                                                       ========       ========

         In December 1990, Spacelink entered into new credit agreements, which agreements include a $45,000,000 Revolving Credit Facility and a $25,000,000 Term Loan. Upon entering into the new credit agreements, Spacelink borrowed $42,650,000 under the $45,000,000 Revolving Credit Facility and $25,000,000 under the $25,000,000 Term Loan to repay the outstanding balances under Spacelink's previous credit agreement.

         The $45,000,000 Revolving Credit Facility is secured by all of Spacelink's cable television system assets, converts to a five and one-half year term loan on November 30, 1992, and currently bears interest, at Spacelink's option, at the prime rate plus 5/8 percent, LIBOR plus 1-5/8 percent or the Certificate of Deposit rate plus 1-3/4 percent. The $25,000,000 Term Loan is secured by all of Spacelink's assets, except its cable television system assets and its investment in Intercable. The Term Loan requires principal payments beginning May 31, 1993, matures on May 31, 1999 and currently bears interest, at Spacelink's option, at the prime rate plus 7/8 percent, LIBOR plus 1-7/8 percent or the Certificate of Deposit rate plus 2 percent. Spacelink paid the commercial lenders an origination fee of $525,000 in connection with the $45,000,000 Revolving Credit Facility and $25,000,000 Term Loan. In addition, Spacelink's credit agreements restrict the right of Spacelink and its consolidated subsidiaries except Jones Group and Intercable to declare and pay cash dividends.

         In February 1991, Spacelink entered into a $50,000,000 Uncommitted Acquisition Facility. The $50,000,000 Uncommitted Acquisition Facility may be used for the purchase of cable television systems to be held by Spacelink for resale to Spacelink-managed limited partnerships and, when used, will be secured by such cable television system assets. Spacelink's ability to utilize the Uncommitted Acquisition Facility will be at the sole discretion of the commercial bank. In March 1991, however, Spacelink received a commitment from the commercial bank to loan Spacelink up to $30,000,000 under the Uncommitted Acquisition Facility for the purchase of the Orange County Cluster for the account of Jones Growth Partners II. The $30,000,000 commitment expires on September 30, 1991, unless Spacelink has consummated the acquisition of the Orange County Cluster by such date, or the commitment is extended by the commercial bank.

         At May 31, 1991, borrowings outstanding under Spacelink's $45,000,000 Revolving Credit Facility and $25,000,000 Term Loan totalled $43,650,000 and $25,000,000, respectively. Principal payments under the terms of Spacelink's credit facility and other debt are due as follows:

                                                    (In Thousands)

                  1992                                 $   349
                  1993                                     226
                  1994                                   5,911
                  1995                                   8,133
                  1996                                  10,363
                  Thereafter                            44,325
                                                       -------

                     Total Spacelink Debt              $69,307
                                                       =======


         The following is a description of Intercable's debt which, while included in the consolidated financial statements, is non- recourse to Spacelink.

         In addition to the terms described in the above table, Intercable's Convertible Subordinated Debentures may be converted into its Class A Common Stock at $15.10 per share, subject to adjustment under certain conditions. Also, each of the Subordinated Debenture issues described above provides for annual sinking fund payments which are calculated to retire 66 2/3 percent to 80 percent of the issues prior to maturity, as follows:
                                        Annual Sinking Fund   Commencement
         Debenture Issue                       Payment            Date
         ---------------                -------------------   ------------

         Debentures due August 1997         $ 5,600,000       August 1, 1992
         Debentures due February 1998         9,800,000       February 1, 1993
         Debentures due May 2000             30,000,000       May 1, 1996
         Convertible Debentures               3,000,000       June 1, 1998

         During the year ended May 31, 1991, Intercable redeemed $23,732,000 of its 7.5 percent Convertible Subordinated Debentures due 2007, $6,820,000 of its 12 percent Subordinated Debentures due 1997 and $3,425,000 of its 9.75 percent Subordinated Debentures due 1998. The bonds were redeemed at various amounts less than 100 percent of their principal amount. Intercable recognized an extraordinary gain of $11,419,000 related to these transactions. As a result of these redemptions, and in accordance with the bond indentures, the bonds redeemed will be used as a credit against the sinking fund payments required in fiscal 1992, 1993 and 1994. As a result of these credits, cash required for sinking fund payments in fiscal 1992, 1993 and 1994 will be $-0-, $6,375,000 and $14,180,000, respectively.

         On August 31, 1989, Intercable redeemed the remaining $33,000,000 outstanding on its $35,000,000 issue of 14.5 percent Subordinated Debentures due 1994. The bonds were redeemed at 100 percent of their principal amount. Intercable recognized an extraordinary loss of $1,996,000 (net of related income tax benefit of $1,027,000) related to this transaction.

         During the fourth quarter of fiscal 1989, Intercable completed negotiations for a $150,000,000 revolving credit note and a $340,000,000 acquisition note maturing December 31, 1991 and October 1, 1990, respectively, the proceeds of which would be used for the acquisition of cable television systems on its own behalf or on behalf of certain of its managed limited partnerships and general corporate purposes. In October 1989, Intercable, on its own behalf and/or on behalf to one or more of its affiliates, purchased certain cable television systems serving portions of suburban Chicago and Central Illinois (See Note 7). Funds necessary to complete this acquisition were provided by $240,000,000 of the acquisition note and $5,788,000 from Intercable's revolving credit facility. Upon the transfer of the Barrington System Cluster and Aurora System Cluster to certain of Intercable's managed partnerships, $163,000,000 was repaid on the acquisition note. On September 28, 1990, Intercable repaid the remaining $77,000,000 outstanding on the acquisition note. Funds necessary to repay the acquisition note were provided by $68,000,000 available upon the transfer of the South Suburban System Cluster to Cable TV Fund 15-A, Ltd., and $9,000,000 drawn on Intercable's credit facility. Upon the transfer of the Central Illinois System Cluster to Cable TV Fund 14-A, Ltd. on May 30, 1991, $29,000,000 was repaid on Intercable's revolving credit facility. Interest on proceeds outstanding under Intercable's credit facility is computed, at Intercable's option varying rates based upon Intercable's ratio of total debt to annualized adjusted cash flow. A fee of 3/8 percent per annum is required on the unused portion of the commitment. Substantially all of Intercable's assets are pledged to secure this credit facility. In addition, Intercable's credit agreements restrict the right of Intercable to declare and pay cash dividends without the consent of the lenders. At May 31, 1991, $82,300,000 was outstanding under Intercable's revolving credit facility leaving $67,700,000 available under the revolving credit facility.

     Prior to the maturity of the revolving credit facility, Intercable anticipates entering into a new credit arrangement with a group of commercial banks. Any amounts outstanding under Intercable's revolving credit facility would be repaid from the proceeds of the new credit facility.

(10) INCOME TAXES:

     Pursuant to the tax allocation agreement with International, Spacelink and its consolidated subsidiaries excluding Intercable were allocated tax benefits (provisions) based on their pro rata contribution of taxable loss (income) to the taxable loss (income) of the consolidated group. For Spacelink and its consolidated subsidiaries excluding Intercable the tax allocation resulted in fiscal 1991, 1990 and 1989 tax provisions (benefits) of $(1,252,000), $1,304,000 and $1,061,000, respectively.

     Components of income tax expense (benefit) principally associated with Intercable for Federal and state income tax purposes are as follows:

                                                                     Year Ended May 31,
                                                              ---------------------------------
                                                               1991         1990         1989
                                                              -------     --------     --------
                                                                      (In Thousands)
Current (benefit) provision --
  Federal                                                     $   262     $ (6,353)    $ (5,176)
  State                                                          (168)        (775)         143
                                                              -------     --------     --------
Total current tax provision (benefit)                              94       (7,128)      (5,033)
                                                              -------     --------     --------
Deferred benefit --
  Federal                                                      (1,206)      (2,405)      (6,999)
  State                                                            --           --       (1,068)
                                                              -------     --------     --------
Total deferred tax benefit                                     (1,206)      (2,405)      (8,067)
                                                              -------     --------     --------
Total income tax benefit                                      $(1,112)    $ (9,533)    $(13,100)
                                                              =======     ========     ========

The (benefit) provision for deferred income taxes is the result of the following timing differences:

                                                                     Year Ended May 31,
                                                              ---------------------------------
                                                               1991         1990         1989
                                                              -------     --------     --------
                                                                      (In Thousands)
Additional tax depreciation                                   $ 5,511     $  8,309     $  5,344
Fund fees and distributions                                    (6,927)       2,970       (9,652)
Recognition (deferral of recognition) of Jones Group
  brokerage fees                                                  130           92         (767)
Recognition (deferral) of dividends and fund fees received
  by Intercable                                                    10         (175)        (150)
Timing of partnership income                                   (5,425)      (2,211)      (2,356)
Difference in recognition of net operating losses for tax
  and financial statement purposes                             10,001      (15,354)          --
Tax expenses (income) from properties held for resale          (4,370)       4,370           --
Other, net                                                       (136)        (406)        (486)
                                                              -------     --------     --------
Total deferred tax benefit                                    $(1,206)    $ (2,405)    $ (8,067)
                                                              =======     ========     ========

The following table reconciles the statutory Federal income tax rate to the effective tax rate:

                                                                                                  Year Ended May 31,
                                                                                      ------------------------------------------
                                                                                         1991            1990             1989
                                                                                      ---------        ---------        --------
                                                                                                    (In Thousands)
Income tax provision (benefit) for Spacelink
 and Jones Group from the tax allocation
 agreement                                                                            $  (1,122)       $   1,396        $    294
Computed "normally expected" income tax
 benefit at statutory rates on losses not
 subject to the tax allocation agreement,
 primarily Intercable                                                                   (11,418)         (11,607)        (12,904)
                                                                                      ---------        ---------        --------
Total "normally expected" income tax benefit                                            (12,540)         (10,211)        (12,610)
Increase (decrease) in taxes resulting from -
 Dividend received deduction                                                                (90)            (216)           (105)
 Alternative minimum taxes                                                                  957                -               -
 Non-deductible depreciation                                                                 29               71              71
 Amortization of costs in excess of interest in
  net assets purchased                                                                      360              339             197
 State income taxes, net of Federal income tax
  provision (benefit)                                                                       136              323            (646)
 Difference in recognition of, net operating losses
  for tax and financial statement purposes                                               10,045                -               -
 Other, net                                                                                  (9)             161              (7)
                                                                                      ---------        ---------        --------
Total income tax benefits                                                             $  (1,112)       $  (9,533)       $(13,100)
                                                                                      =========        =========        ========

The Financial Accounting Standards Board (FASB) has issued a statement which, when effective, will change the method of determining reported income tax expense. Spacelink believes it will have to adapt the proposed method of determining income tax expense no later than fiscal 1994. Given the nature of the revisions currently under consideration by the FASB, the ultimate impact of the final statement on Spacelink's financial statements cannot be determined at this time.

(11)     STOCK OPTIONS:

         Incentive Stock 0ptions of Spacelink -

         Spacelink has an Incentive Stock Option Plan to provide for the grant of stock options to key employees. A maximum of 773,500 shares of Spacelink's Class A Common Stock are available for grant at an option price not less than the fair market value of the stock at the date of grant. Options generally become exercisable in cumulative increments over a four year period from the date of grant or the first anniversary of the grant date. The stock options expire, to the extent not exercised, on the fifth anniversary of the date of grant or upon the earlier termination of the employment of the recipient.

         On February 4, 1991, the Spacelink's Board of Directors determined that the exercise price of certain options granted under the Plan, representing 4,000 shares of Spacelink's Class A Common Stock, was above the market price of the shares. Accordingly, the Board of Directors amended the exercise price of those options to $1.125 per share, which represented the average of the closing bid and asked prices, as quoted by the National Association of Securities Dealers through NASDAQ, for Spacelink's Class A Common Stock, as of the close of business on February 4, 1991. In all other respects, including the vesting schedules, the provisions governing the options granted under the Plan remain the same.

         The following table summarizes data concerning options to purchase shares of Spacelink's Class A Common Stock:

                                                                1991                 1990                    1989
                                                                ----                 ----                    ----
         Available for grant                                   472,000                462,000                 462,000
         Granted during the period                                   -                      -                       -
         Exercised during the period                                 -                      -                 125,000
          Price range, per share                                     -                      -             $.969-1.125
         Terminated during the period                           10,000                      -                 131,150
         Total outstanding                                       4,000                 14,000                  14,000
          Price range, per share                                $1.125           $1.094-3.188            $1.094-3.188
         Exercisable at year-end                                 3,000                  9,500                   6,000
          Price range, per share                                $1.125           $1.094-3.188            $1.094-3.188

         Other Class A Common Stock Options of Spacelink -

         On December 2, 1986, an option to purchase 500,000 shares of Spacelink's Class A Common Stock was granted by action of the Board of Directors, independent of the Plan, to Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of Spacelink, for a purchase price of $.8438 per share, the fair market value as of the date of grant. The option was granted in consideration of Mr. Jones' personal guarantee of a portion of a promissory note issued in connection with Spacelink's acquisition from an unaffiliated party of certain cable television systems located in the State of Ohio. The option will continue until fully exercised, or unless sooner terminated or modified under the provisions of the agreement between Spacelink and Mr. Jones.

         In addition, Spacelink's Board of Directors has issued options, independent of the Plan, to certain directors, officers and employees of Spacelink and its affiliates. The following table summarizes data concerning options, independent of the plan, to purchase shares of Spacelink's Class A Common Stock. All options were granted at the fair market value as of the date of the grant.

                                   Number of         Purchase         Date
            Date of                 Options         Price per        Option
             Grant                  Granted           Share          Lapses
         -------------             ---------        --------      -------------

         December 1990               35,000          $ .719       December 1995
         February 1990               80,000          $1.125       February 1997
         December 1988               50,000          $1.125       December 1993
         December 1987              250,000          $1.125       December 1992

         On February 4, 1991, Spacelink's Board of Directors determined that the exercise price of all of the foregoing options, except the options granted to Mr. Jones and the options granted on December 31, 1990, were above the market price of the shares. Accordingly, Spacelink's Board of Directors amended the exercise price of the those options to $1.125 per share, which represented the average of the closing bid and asked prices, as quoted by the National Association of Securities Dealers through NASDAQ, for Spacelink's Class A

         Common stock, as of the close of business on February 4, 1991. In all other respects, including the vesting schedules, the provisions governing the options granted remain the same.

         Incentive Stock Options of Intercable -

         Intercable has a nonqualified stock option and stock appreciation rights plan from which 1,500,000 shares of its Class A Common Stock may be granted to key employees at a price equal to the fair market value of the stock at the date of grant. Effective December 5, 1990, all of the outstanding options were terminated and new options were granted to the holders of the terminated options at the fair market value on that date. The number of shares subject to the new options were identical to the number of shares under the former outstanding options, and the vesting of such new options was in most instances the same as under the former option agreements. As of May 31, 1991, options to purchase 1,688,294 shares had been granted, of which options to purchase 413,148 shares had been exercised and options to purchase 934,653 shares had been terminated or forfeited upon resignation of the holders.

         Intercable also has a nonqualified stock option plan to provide for the grant of stock options to purchase 500,000 shares of Intercable's Class A Common Stock to key contributors to Intercable. Options are granted at a price equal to the fair market value of the stock at the date of grant. Effective December 5, 1990 all of the outstanding options were terminated and new options were granted to the holders of the terminated options at the fair market value on that date. The number of shares subject to outstanding options and the vesting of such new options was in most instances the same as under the former options agreements. As of May 31, 1991, options to purchase 581,636 shares had been granted, of which 173,831 shares were exercised and options to purchase 216,005 shares had been terminated or forfeited upon resignation of the holders.

         Intercable's Board of Directors granted options to purchase 100,000 shares of Common Stock on July 14, 1986 and options to purchase 100,000 shares of Common Stock on December 31, 1987 to an officer of Intercable at a price equal to the fair market value at each respective date. Effective December 5, 1990 these options were terminated and a new option to purchase 200,000 shares of Common Stock was granted at a price equal to the fair market value on that date. None have been exercised to date.

(12)     LITIGATION SETTLEMENT:

         In March 1991, Spacelink and Intercable settled their legal dispute with USA Network and negotiated a long-term affiliation agreement for carriage of USA Network programming on cable television systems owned and managed by Spacelink and Intercable. The settlement brought to an end the litigation that began in September 1988, and included a payment to the USA Network by Spacelink and Intercable of approximately $468,000 and $6,184,000, respectively, and the restoration of USA Network programming to the communities served by Spacelink and Intercable. During fiscal 1990 and 1991, Spacelink and Intercable had accrued approximately $468,000 and $2,771,000, respectively, the provision of which has been included as operating, general and administrative expense. Spacelink and Intercable will not seek any indemnification payments from their managed partnerships. In addition, Intercable has expensed an additional $3,413,000 for this litigation settlement in fiscal 1991.

(13)     COMMITMENTS AND CONTINGENCIES:

         In January 1991, International borrowed funds from a commercial bank and secured the borrowing with certain shares of stock of Intercable. Spacelink and the bank have agreed that in the event of a default by International under the loan agreement, Spacelink would purchase from the bank the pledged shares of Intercable at a value equal to the amount of the default. As consideration for such agreement by Spacelink, International granted to Spacelink an option to purchase the shares of Intercable that it had pledged to the bank.

         Spacelink and its consolidated subsidiaries including Intercable rent office facilities and certain equipment under various operating lease arrangements. Future minimum lease payments as of May, 31, 1991, under noncancelable operating leases, net of amounts received under related sub-leases, are as follows:

                                                     Building     Facilities     Equipment
                 Fiscal Year                          Leases        Leases        Leases         Total
                 -----------                         --------     ----------     ---------       -----
                                                                      (In Thousands)
                   1992                                1,918           955         1,185          4,058
                   1993                                1,918           664           703          3,285
                   1994                                1,918           485           433          2,836
                   1995                                1,918           368           107          2,393
                   1996                                1,918           355            19          2,292
                   Thereafter                          7,761         2,896             -         10,657
                                                     -------        ------        ------        -------
                   Total future minimum
                   lease payments                    $17,351        $5,723        $2,447        $25,521
                                                     =======        ======        ======        =======

         Certain amounts included in lease commitments will be reallocated to managed limited partnerships using the method described in Note 8.

(14)     INVESTMENTS BY SPACELINK AND INTERCABLE:

         Investment in The Mind Extension University, Inc. by Spacelink -

         In June 1990, Spacelink's Board of Directors authorized the investment by Spacelink of up to $3,135,000, which represents a 19 percent interest, in The Mind Extension University, Inc. ("ME/U"), a majority owned subsidiary of International. The cost of Spacelink's investment in ME/U was based on an independent third party appraisal of ME/U. During fiscal 1991, Spacelink invested $3,135,000 in ME/U and received 19 percent of the issued and outstanding common stock of ME/U. The funds necessary for Spacelink to acquire its 19 percent interest in ME/U were provided from borrowings under Spacelink's $45,000,000 Revolving Credit Facility. Spacelink's investment in ME/U is accounted for using the equity method.

         ME/U is a basic cable television network providing educational programming to cable television systems in the United States. Approximately 9 percent of the basic subscribers receiving ME/U are served by cable television systems owned by Spacelink and its affiliates.

         Purchase of 19 Percent Interest in Galactic Radio by Intercable -

         On May 31, 1991, Intercable purchased from International its 19 percent interest in Galactic Radio for $4,305,000 in cash. The purchase price was based on an independent third party appraisal. Intercable has accounted for this acquisition as a purchase, with the excess consideration paid over the historical cost of the assets acquired being charged to retained earnings. Spacelink owns the remaining 81 percent interest in Galactic Radio.

         Purchase of International Aviation, Ltd. by Intercable -

         In July 1990, Intercable purchased an aircraft owned by International Aviation, Ltd. ("Aviation") a subsidiary of International by acquiring all of the common stock of Aviation for approximately $936,000 and repaying the remaining approximately $564,000 of debt outstanding on the aircraft. The purchase price was based on an independent third party appraisal. The acquisition of Aviation by Intercable was accounted for as a transfer between entities under common control and, accordingly, the assets transferred were recorded by Intercable at historical cost with a corresponding charge against retained earnings. The results of operations of Aviation are included in the accompanying consolidated statement of income for the year ended May 31, 1991, beginning on the July 1990 transfer date.

         Investment in Jones Intercable Investors, L.P. by Intercable -

         Intercable is the general partner of Jones Intercable Investors, L.P., which was formed in September 1986. Intercable has a gross investment of approximately $22,868,000 in this partnership at May 31, 1991, which represents an interest of approximately 19 percent. Intercable's investment is carried at cost plus equity in profits and losses less any cash distributions, whether accrued or received.

         In addition, Intercable has deferred recognition of $1,294,000 of gains on the sales of the Alexandria, Virginia and Independence, Missouri cable television systems to Jones Intercable Investors, L.P. as a result of its continued ownership in the assets of the partnership.

         Investment in East London Telecommunications Joint Venture by Intercable -

         In December 1988, Intercable entered into a joint venture with an unaffiliated third party to acquire a principal interest in London-based East London Telecommunications Limited ("ELT"), which provides cable television and telephone service to an eastern section of London, England, including the Docklands Development Zone. Intercable has invested approximately $22,612,000 in the joint venture as of May 31, 1991 representing an approximate 44 percent interest. Intercable and its joint venture partner are considering selling all or part of their interest in ELT. Intercable's investment in this joint venture is carried at cost plus its proportionate share of profits and losses to date. At May 31, 1991, Intercable's net investment in the partnership was $17,270,000.

         Investment in Jones Global Funds by Intercable -

         Jones Global Funds, Inc. ("Global Funds") is an affiliate indirectly owned by Intercable and International. Global Funds is the General Partner of Jones United Kingdom Fund, Ltd., a limited partnership to be formed if a minimum of $10,000,000 limited partnership interests are sold in its public offering ("United Kingdom"). As of August 16, 1991, $7,478,000 of limited partnership interests had been sold. The proposed business of the United Kingdom is the acquisition, construction, development and operation of cable television properties. An affiliate of Global Funds has made application for several franchises, of which franchises have been awarded for the acquisition, construction, development and operation of cable television properties in the South Hertfordshire, Leeds and Aylesbury-Chiltern areas in the United Kingdom. The rights to one unbuilt franchise area know as South

         Hertfordshire (near London, England) have been designated for acquisition by United Kingdom. Intercable and International share the costs of the United Kingdom public offering, as well as the costs of their other franchise development efforts in the United Kingdom. Such cost sharing arrangement may result in changes in the ownership of Global Funds from time to time, depending upon the amounts contributed by the respective parties. In connection with these franchising activities, Intercable invested approximately $4,992,000 during fiscal 1991 and has invested an aggregate of approximately $6,192,000 at May 31, 1991.

         During the fiscal years ended May 31, 1990 and 1991, Intercable, through an affiliate indirectly owned by Intercable, began exploring cable television system acquisition, development and operation opportunities in Zaragoza and Jerez de la Frontera/Puerto Santa Maria, Spain. These affiliates currently are seeking to acquire the rights to develop cable television operations in Spain. During fiscal year 1991, Intercable invested approximately $2,469,000 for capital expenditures in its cable television operations and, as of May 31, 1991, Intercable's aggregate investment in these activities in Spain was approximately $3,871,200.

         Investment in Jones Crown Partners by Intercable -

         In October 1989, Intercable entered into an agreement with certain of its managed partnership entities, to purchase several cable television systems all in the State of Wisconsin. Intercable assigned its purchased rights and obligations under this agreement to a partnership ("Jones Crown Partners") formed between an Intercable-owned subsidiary and an unaffiliated third party. Upon the sale of these systems to Jones Crown Partners for $265,308,000, Intercable, as general partner of the various selling entities, earned distribution fees totalling approximately $20,192,000. Intercable has deferred the recognition of these distributions and will recognize them as revenue in future periods based primarily on the financial performance or sale of the cable television systems owned by Jones Crown Partners (see Note 15). Of this amount, $18,367,000 was invested in Jones Crown Partners which, combined with Intercable's previous investment increased Intercable's investment in Jones Crown Partners to $25,000,000. Closing on the sale, with the exception of the cable television system serving the City of Manitowoc, Wisconsin (the "Manitowoc System"), occurred on June 30, 1990. Transfer of the Manitowoc System is pending because the City of Manitowoc has not consented to the transfer of the franchise. The Intercable-managed venture that owns that Manitowoc System has instituted legal action to cause the City of Manitowoc to allow the transfer of the franchise. At the time of the transfer, of which there can be no assurance, Intercable expects to earn an additional $3,641,000 in distributions. Intercable's investment in Jones Crown Partners will be carried at cost plus its proportionate share of profits and losses to date.

(15)     SUBSEQUENT EVENT:

         On August 13, 1991, Intercable entered into an agreement with an unaffiliated third party to sell its Onalaska, Wisconsin cable television system ("Onalaska System") for approximately $15,000,000 and its 20 percent interest in the Jones Crown Partnership systems for $40,000,000. Closing on this transaction is conditioned upon the approval of certain of the municipal franchising authorities of the systems but is expected to occur in fiscal 1992. Based upon Intercable's investment in these assets as of May 31, 1991,

         Intercable expects to recognize a gain on the sale if its Onalaska System before income taxes of approximately $5,700,000 and a gain on the sale of its Jones Crown Partners investment before income taxes of approximately $20,600,000. In addition, distribution revenues totalling approximately $20,373,000, which were previously deferred will be recognized upon closing. Jones Capital Markets, Inc., a subsidiary of International, will receive a fee totalling $800,000 in connection with its efforts to arrange this transaction. Of the total fee, $500,000 will be paid by Intercable and $300,000 will be paid by the Jones Crown Partnership.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                                        JONES SPACELINK, LTD.


                                        By  /s/ ELIZABETH M. STEELE
                                            Elizabeth M. Steele,
                                            Vice President

Dated: July 7, 1994