Form 10-K/A
period 1992-05-31
JONES SPACELINK LTD
filed 1994-07-07
CIK 353796

                               FORM 10-K/A NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED MAY 31, 1992
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from           to
Commission File No. 0-8947

                            JONES SPACELINK, LTD.
            (Exact name of registrant as specified in its charter)
        Colorado                                         84-0835095
(State of Organization)                      (IRS Employer Identification No.)

   P.O. Box 3309, Englewood, Colorado                    80155-3309
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (303) 792-9191

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

         Yes  X                                                No
            ----                                                 ----
Aggregate Market Value as of August 20, 1992 of voting stock held by non-affiliates:

                       Class A Common Stock $8,243,614

Shares outstanding of each of the registrant's classes of common stock, as of August 20, 1992:

                   Class A Common Stock: 76,546,586 shares
                     Class B Common Stock: 415,000 shares

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --X--
                                    -----

1991 Stock Option Plan of Spacelink was approved by the shareholders by the following vote:


                                                 For             Against        Abstain
                                             ----------          -------        -------
Class A Common Stock
and Class B Common Stock                     3,866,175*          31,055*        4,088*


  * The holders of Class A Common Stock and Class B Common Stock voted as a single class. The holders of Class A Common Stock were entitled to 1/20th of a vote for each share held and the holder of Class B Common Stock was entitled to one vote for each share held.

                                    PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS


         Spacelink's Class A Common Stock, par value $.01 per share, is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol SPLKA.



         The following table shows the high and low prices of Spacelink's Class A Common Stock as reported on NASDAQ for each of the quarters in Spacelink's fiscal years 1992 and 1991. There is no established market for Spacelink's Class B Common Stock, which is 100% owned by International.


Quarter Ended
                                        High               Low
                                        ----             -------
1992   First Quarter                    1  5/8           1  1/16
       Second Quarter                   1  3/8           1
       Third Quarter                    1  1/8             13/16
       Fourth Quarter                   1 3/16             13/16

1991   First Quarter                    1  3/4           1
       Second Quarter                   1                   9/16
       Third Quarter                    1  5/8               5/8
       Fourth Quarter                   1  3/4           1   1/8



         At May 31, 1992, the Class A Common Stock of Spacelink was held by approximately 719 shareholders of record. All of Spacelink's Class B Common Stock, which is entitled to elect 75% of the Board of Directors, is held by International, whose sole shareholder is Glenn R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink.


         Spacelink has never paid a cash dividend, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of Spacelink is to retain earnings to provide working capital for the operation, expansion and development of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including Spacelink's earnings and financial requirements and general business conditions. Spacelink's credit agreements restrict the right of Spacelink to declare and pay cash dividends without the consent of the lenders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Spacelink, Ltd.:

         We have audited the accompanying consolidated balance sheets of JONES SPACELINK, LTD. (a Colorado corporation and a majority-owned subsidiary of Jones International, Ltd.) and subsidiaries as of May 31, 1992 and 1991, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink, Ltd. and subsidiaries as of May 31, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1992, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN & CO.


Denver, Colorado,
  August 25, 1992

CONSOLIDATED BALANCE SHEETS                                Jones Spacelink, Ltd.
As of May 31, 1992 and 1991                                and Subsidiaries

ASSETS                                                                     1992         1991
- - ------                                                                   --------     --------
                                                                            (In Thousands)
CASH AND CASH EQUIVALENTS                                                $  2,954     $  4,101

RECEIVABLES:
  Trade receivables, net of allowance for doubtful accounts of $535,000
     in 1992 and $511,000 in 1991                                           5,958        3,982
  Affiliated entities, net of allowance for doubtful accounts of
     $1,171,000 in 1992 and $814,000 in 1991                               16,307       12,093
  Other                                                                     1,288        2,084

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of accumulated
     depreciation of $88,658,000 in 1992 and $65,717,000 in 1991          189,484      200,662
  Franchise costs, net of accumulated amortization of $64,741,000 in
     1992 and $53,984,000 in 1991                                          81,288       98,538
  Subscriber lists, net of accumulated amortization of $21,927,000 in
     1992 and $17,035,000 in 1991                                          21,451       27,627
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $4,213,000 in 1992 and $3,076,000 in
     1991                                                                  42,807       44,888
  Noncompete agreements, net of accumulated amortization of $1,385,000
     in 1992 and $971,000 in 1991                                           1,179        1,248
  Investments in cable television managed partnerships and corporate
     stock                                                                 48,708       61,109
                                                                         --------     --------
          Total Investment in Cable Television Properties                 384,917      434,072
                                                                         --------     --------
DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS:
  Investment in cable television systems held for resale to managed
     limited partnerships                                                      --        1,544
  Deposits, prepaid expenses and other                                     15,419       16,737
                                                                         --------     --------
          Total Assets                                                   $426,843     $474,613
                                                                         ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS                                Jones Spacelink, Ltd.
As of May 31, 1992 and 1991                                and Subsidiaries

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                   1992         1991
- - ----------------------------------------                                 --------     --------
                                                                            (In Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                               $ 28,835     $ 32,493
  Subscriber prepayments and deposits                                       5,306        4,596
  Credit facility of Jones Intercable, Inc.                                66,000       82,300
  Subordinated debentures and other debt of Jones Intercable, Inc.        233,300      263,378
  Credit facility and other debt of Jones Spacelink, Ltd.                  64,997       69,307
                                                                         --------     --------
     Total Liabilities                                                    398,438      452,074

DEFERRED REVENUE AND INCOME                                                 3,567       24,370

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                            15,840          188

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' INVESTMENT (DEFICIT):
  Class A Common Stock, $.01 par value and a $1.00 liquidation preference, 220,000,000 and 110,000,000 shares authorized at
     May 31, 1992 and 1991, respectively; 75,939,689
     and 75,889,689 shares issued and outstanding at
     May 31, 1992 and 1991, respectively                                      759          759
  Class B Common Stock, $.01 par value and a $1.00 liquidation preference after liquidation preference to Class A Common Stock,
     415,000 shares authorized, issued and outstanding                          4            4
  Additional paid-in capital                                               37,882       36,513
  Accumulated deficit                                                     (26,473)     (35,853)
  Less: Treasury stock of Jones Intercable, Inc. at cost,
     net of minority interests                                             (3,174)      (3,442)
                                                                         --------     --------
          Total Shareholders' Investment (Deficit)                          8,998       (2,019)
                                                                         --------     --------
          Total Liabilities and Shareholders' Investment (Deficit)       $426,843     $474,613
                                                                         ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                      Jones Spacelink, Ltd.
For the years ended May 31, 1992, 1991 and 1990            and Subsidiaries

                                                               1992         1991         1990
                                                             --------     --------     --------
                                                           (In Thousands, Except Per Share Data)
REVENUES:
  Subscriber service fees                                    $106,274     $ 96,511     $ 80,710
  Management fees                                              17,814       16,153       14,895
  Encryption sales and manufacturing services                   3,680        1,997          910
  Audio programming services                                    2,156        1,190           --
  Brokerage fees                                                1,693        2,486       10,362
  Partnership fees, distributions and other                    27,076          284        9,009
                                                             --------     --------     --------
       Total Revenues                                         158,693      118,621      115,886

COSTS AND EXPENSES:
  Operating, general and administrative expenses, including
     amounts allocated from Jones International, Ltd. of
     $2,414,000, $3,177,000 and $3,876,000 in 1992, 1991
     and 1990, respectively                                   (74,395)     (66,517)     (55,145)
  Depreciation and amortization                               (47,789)     (47,341)     (42,043)
                                                             --------     --------     --------
       Operating Income                                        36,509        4,763       18,698

OTHER INCOME (EXPENSE):
  Interest expense                                            (44,099)     (51,393)     (59,661)
  Interest charged to cable television systems held for
     resale to managed limited partnerships                     1,171        4,598       13,897
  Equity in losses of partnerships and affiliated companies    (8,111)     (12,002)      (4,572)
  Interest income                                               4,791        2,331        2,453
  Litigation settlement                                            --       (3,413)          --
  Gain on sale of assets                                       29,933           --           --
  Other, net                                                      607         (937)        (311)
                                                             --------     --------     --------
       Income (Loss) Before Income Tax Benefit (Provision),
          Minority Interests and Extraordinary Items           20,801      (56,053)     (29,496)

INCOME TAX BENEFIT (PROVISION)                                 (7,554)       1,112        8,506
                                                             --------     --------     --------
       Income (Loss) Before Minority Interests and
          Extraordinary Items                                  13,247      (54,941)     (20,990)

MINORITY INTERESTS IN NET (INCOME) LOSS OF CONSOLIDATED
  SUBSIDIARIES                                                 (5,119)      30,376       15,695
                                                             --------     --------     --------
       Income (Loss) Before Extraordinary Items                 8,128      (24,565)      (5,295)

EXTRAORDINARY ITEMS:
  Gain (Loss) on early extinguishment of debt by Jones
     Intercable, Inc., net of related minority interests
     and income taxes                                            (568)       2,789         (457)
  Tax benefit from loss carryforward utilization by Jones
     Intercable, Inc., net of minority interests                1,380           --           --
                                                             --------     --------     --------
  Net Income (Loss)                                          $  8,940     $(21,776)    $ (5,752)
                                                             ========     ========     ========
PER SHARE DATA:
  Income (Loss) before extraordinary items                   $    .11     $   (.32)    $   (.07)
  Effect of extraordinary items                                   .01          .03         (.01)
                                                             --------     --------     --------
       Net Income (Loss) Per Common Share                    $    .12     $   (.29)    $   (.08)
                                                             ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           76,346       76,305       76,262
                                                             ========     ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT        Jones Spacelink, Ltd.
For the years ended May 31, 1990, 1991 and 1992            and Subsidiaries

                                                                                                                        Total
                                           Class A            Class B        Additional                             Shareholders'
                                         Common Stock       Common Stock      Paid-In     Accumulated    Treasury    Investment
                                       ($.01 Par Value)   ($.01 Par Value)    Capital       Deficit       Stock       (Deficit)
                                       ----------------   ----------------   ----------   -----------    --------   -------------
                                                                           (In Thousands)
BALANCE, May 31, 1989                        $623              $  4           $ 35,668     $  (5,640)    $(2,525)     $  28,130
  Issuance of common stock by Jones
    Intercable, Inc., net of minority
    interests                                  --                --                185            --          --            185
  Effects of the change in minority
    interests                                  --                --                (78)          (11)         --            (89)
  Issuance of Jones Spacelink, Ltd.
    Class A Common Stock to officers,
    employees and others                       --                --                 50            --          --             50
  Treasury stock transactions of
    Jones Intercable, Inc., net of
    minority interests                         --                --                 --           (32)         49             17
  Dividends paid to Jones
    International, Ltd. by The Jones
    Group, Ltd.                                --                --                 --          (612)         --           (612)
  Net loss                                     --                --                 --        (5,752)         --         (5,752)
                                             ----              ----           --------     ---------     -------      ---------
BALANCE, May 31, 1990                         623                 4             35,825       (12,047)     (2,476)        21,929
                                             ----              ----           --------     ---------     -------      ---------
  Issuance of common stock by Jones
    Intercable, Inc., net of minority
    interests                                  --                --                 16            --          --             16
  Effects of the change in minority
    interests                                  --                --                421          (252)         --            169
  Issuance of Jones Spacelink, Ltd.
    Class A Common Stock for Jones
    Galactic Radio, Inc. acquisition          136                --                251            41          --            428
  Investment in Jones Galactic Radio,
    Inc. by Jones Intercable, Inc.,
    net of minority interests                  --                --                 --        (1,052)         --         (1,052)
  Investment in International
    Aviation, Inc. by Jones
    Intercable, Inc., net of minority
    interest                                   --                --                 --          (423)         --           (423)
  Treasury stock transactions of
    Jones Intercable, Inc., net of
    minority interests                         --                --                 --            --        (966)          (966)
  Dividends paid to Jones
    International, Ltd. by The Jones
    Group, Ltd.                                --                --                 --          (344)         --           (344)
  Net loss                                     --                --                 --       (21,776)         --        (21,776)
                                             ----              ----           --------     ---------     -------      ---------
BALANCE, May 31, 1991                         759                 4             36,513       (35,853)     (3,442)        (2,019)
                                             ----              ----           --------     ---------     -------      ---------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT                                      Jones Spacelink, Ltd.
For the years ended May 31, 1990, 1991 and 1992                                          and Subsidiaries

                                                                                                                        TOTAL
                                           CLASS A            CLASS B        ADDITIONAL                             SHAREHOLDERS'
                                         COMMON STOCK       COMMON STOCK      PAID-IN     ACCUMULATED    TREASURY    INVESTMENT
                                       ($.01 PAR VALUE)   ($.01 PAR VALUE)    CAPITAL       DEFICIT       STOCK       (DEFICIT)
                                       ----------------   ----------------   ----------   -----------    --------   -------------
                                                                              (IN THOUSANDS)
BALANCE, May 31, 1991                        $759                $4           $ 36,513     $ (35,853)    $(3,442)     $  (2,019)
  Issuance of common stock by Jones
    Intercable, Inc., net of minority
    interests                                  --                --              2,255            --          --          2,255
  Effects of the change in minority
    interests                                  --                --               (950)          614          --           (336)
  Issuance of Jones Spacelink, Ltd.
    Class A Common Stock to employees          --                --                 64            --          --             --
  Treasury stock transactions of
    Jones Intercable, Inc., net of
    minority interests                         --                --                               --          --            268
  Dividends paid to Jones
    International, Ltd. by The Jones
    Group, Ltd.                                --                --                 --          (174)         --           (174)
  Net income                                   --                --                 --         8,940          --          8,940
                                                                 --
                                            -----               ---          ---------    -----------    --------   ------------
BALANCE, May 31, 1992                        $759                $4           $ 37,882     $ (26,473)    $(3,174)     $   8,998
                                       ==============     ==============     =========    ===========    ========   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                      Jones Spacelink, Ltd.
For the years ended May 1, 1992, 1991 and 1990             and Subsidiaries

                                                                        1992         1991         1990
                                                                      ---------    ---------    ---------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   8,940    $ (21,776)   $  (5,752)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary tax benefit from loss carryforward utilization net of loss on early extinguishment of debt by Jones
      Intercable, Inc., and net of minority interests                      (812)      (2,789)         457
     Minority interests in net income (loss) of consolidated
      subsidiaries                                                        5,119      (30,376)     (15,695)
     Gain on sale of assets                                             (29,933)          --           --
     Depreciation and amortization                                       47,789       47,341       42,043
     Deferred income tax benefit (provision)                              7,554       (1,206)      (2,405)
     Deferral (recognition) of distribution revenue                     (20,373)      20,373           --
     Recognition of deferred revenue and income                            (431)        (370)        (353)
     Equity in losses of limited partnerships and affiliated
      companies                                                           8,111       12,002        4,572
     Amortization of discounts on debentures                                808          860          251
     Increase in trade accounts receivable                               (1,976)        (609)      (1,172)
     Decrease in other receivables, deposits, prepaid expenses and
      other assets                                                        1,893        7,312        2,207
     Increase (decrease) in accounts payable and accrued liabilities
      and subscriber prepayments and deposits                            (3,807)         581        7,363
                                                                      ---------    ---------    ---------
          Net cash provided by operating activities                      22,882       31,343       32,216
                                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems by Jones Intercable, Inc.             --           --       (4,139)
  Purchase of cable television systems by Jones Spacelink, Ltd.              --           --      (37,945)
  Purchase of property, plant and equipment, net                        (19,295)     (30,737)     (32,429)
  Sale of cable television system by Jones Intercable, Inc.              15,000           --           --
  Liquidation of partnership interest by Jones Intercable, Inc.          40,000           --           --
  Reimbursement of partnership investment                                 7,256           --           --
  Sales of cable television systems held for resale to managed
     partnerships and other affiliated entities                          28,467       96,950      164,919
  Investment in cable television systems held for resale to limited
     partnerships                                                       (26,923)      (6,249)    (257,164)
  Investments in cable television partnerships and corporate stock      (19,534)     (44,760)     (13,806)
  Investment in The Mind Extension University, Inc. by Jones
     Intercable, Inc.                                                    (1,651)          --           --
  Investment in International Aviation, Ltd. and Jones Galactic
     Radio, Inc. by Jones Intercable, Inc.                                   --       (5,241)          --
  Other, net                                                              3,128        5,985          918
                                                                      ---------    ---------    ---------
          Net cash provided by (used in) investing activities            26,448       15,948     (179,646)
                                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and issuance of Class A Common Stock of
     Jones Intercable, Inc., net of minority interests                    2,255           16          185
  Effects on shareholders' investment of changes in minority
     interests                                                             (336)         169          693
  Payment of dividends to Jones International, Ltd. by The Jones
     Group, Ltd.                                                           (174)        (344)        (612)
  Proceeds from borrowings, primarily by Jones Intercable, Inc.         140,530       89,035      307,822
  Repayment of borrowings, primarily by Jones Intercable, Inc.         (161,139)    (115,371)    (153,972)
  Redemption of debentures by Jones Intercable, Inc. including loss
     on early extinguishment                                            (33,180)     (20,749)     (33,000)
  Decrease (increase) in advances to affiliated entities                 (4,571)       2,627      (11,644)
  Decrease (increase) in minority interests in consolidated
     subsidiaries                                                         7,759       (3,793)        (121)
  Sale (purchase) of treasury stock by Jones Intercable, Inc., net
     of minority interests                                                  268         (966)          49
  Other, net                                                             (1,889)      (1,513)         525
                                                                      ---------    ---------    ---------
          Net cash provided by (used in) financing activities           (50,477)     (50,889)     109,925
                                                                      ---------    ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,147)      (3,598)     (37,505)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                           4,101        7,699       45,204
                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                             $   2,954    $   4,101    $   7,699
                                                                      =========    =========    =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1992, 1991 AND 1990



(1) ORGANIZATION AND BASIS OF PRESENTATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



         Organization and Basis of Presentation



         Jones Spacelink, Ltd. ("Spacelink") was incorporated on March 24, 1980, and since its inception has been majority-owned by Jones International, Ltd. ("International"), whose sole shareholder is Glenn
         R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink. As of May 31, 1992, International, Glenn R. Jones and certain of their affiliates owned 66,140,834 shares, or approximately 87 percent of Spacelink's outstanding Class A Common Stock and 415,000 shares, or 100 percent, of Spacelink's outstanding Class B Common Stock.



         As of May 31, 1992, Spacelink had authorized 220,000,000 shares of Class A Common Stock and 415,000 shares of Class B Common Stock. Neither class has a preference with respect to dividends or upon liquidation. At May 31, 1992, certain provisions of Spacelink's credit agreements restrict it from paying cash dividends. With respect to voting matters not requiring a class vote, the holders of the Class A Common Stock and the holders of the Class B Common Stock vote as a single class provided, however, that holders of Class B Common Stock have one vote for each share and holders of Class A Common Stock have one-twentieth of one vote for each share. In addition, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25 percent of the total membership of the Board of Directors.



         Spacelink's consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex") and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio") and Jones Intercable, Inc. ("Intercable"). At May 31, 1992, Spacelink owned directly 80.1 percent and indirectly an additional 4.5 percent of the Common Stock of Jones Group, 81 percent directly and indirectly 4.3 percent of Galactic Radio and approximately 58 percent of the outstanding Common Stock (23 percent of both classes of outstanding shares) of Intercable.

         Because Intercable's Common Stock has a voting preference over Intercable's Class A Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain loan agreements of Intercable generally restrict it from transferring funds to Spacelink in the form of cash dividends, loans, advances or in any other form. Therefore, as a result of these restrictions, the net assets of Intercable are not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these restrictions will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chief Executive Officer and Chairman of the Board, Glenn R. Jones, or his personal representative. Spacelink's share of the net restricted assets of Intercable, defined as Intercable's total shareholder's investment less related minority interests, was approximately $4,547,000 at May 31, 1992.

         During fiscal 1991, Intercable recognized net losses, in part because of depreciation and amortization expenses and from the deferral of certain partnership fees and distributions, which at May 31, 1991 caused the minority interests in the net losses of Intercable to exceed the minority interests in the equity capital of Intercable. As required by generally accepted accounting principles, the minority interest in the net losses of Intercable in excess of the minority interest in the equity capital of Intercable must be charged to Spacelink. As a result, during fiscal 1991, Spacelink recorded losses of $7,170,000 in excess of its then 24 percent interest in Intercable's fiscal 1991 net loss. During fiscal 1992, Intercable recognized net income which created positive shareholders equity and as a result, all of the $7,170,000 of excess losses recorded by Spacelink in fiscal 1991 were charged to the minority interests in Intercable during fiscal 1992.

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

         Futurex is engaged in the business of developing and manufacturing security products which provide encrypt/decrypt and message authentication capabilities for remote-site personal computers. The security products are sold primarily to the financial community. In addition, Futurex provides high technology contract manufacturing services to the electronics industry.

         Galactic Radio, through a subsidiary, is in partnership with an unaffiliated company in the joint venture known as "Superaudio." Superaudio is in the audio programming business and provides satellite-delivered audio services to cable television system operators, which in turn provide the audio services to their cable system subscribers. Superaudio's accounts are reflected using the equity method of accounting. Galactic Radio is also in the business, through Jones Satellite Audio, Inc. ("Satellite Audio"), a wholly owned subsidiary, of delivering programming to radio stations throughout the United States via satellite. Satellite Audio's accounts are consolidated with Galactic Radio.

         Summary of Significant Accounting Policies

         Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents, which principally relate to Intercable, include cash on hand, amounts due from banks and all highly liquid investments purchased with a maturity of three months or less, when acquired.

         Supplemental disclosures of amounts paid for consolidated income taxes and interest during the years ended May 31, 1992, 1991 and 1990 are as follows:

                                                         1992           1991            1990
                                                       -------        -------         -------
                                                                  (In Thousands)
Income taxes paid (received)                           $(2,226)          $132         $ 2,062
                                                       =======        =======         =======
Interest, net of amounts charged to cable
 television systems held for resale                    $44,730        $48,214         $43,683
                                                       =======        =======         =======

         Supplemental disclosures of noncash investing and financing activities for the years ended May 31, 1992, 1991 and 1990 are as follows:

         No material non-cash investing or financing transactions occurred during fiscal 1992 and 1990. In July 1990, as described in Note 4, Spacelink acquired 81 percent of the Class A and Class B Common Stock of Galactic Radio by issuing 13,581,229 shares of its Class A Common Stock. As a result of the acquisition, Spacelink acquired assets of $1,019,000, assumed liabilities totalling $599,000 and acquired equity totalling $428,000.

         Investments in Cable Television Managed Partnerships and Corporate Stock - Investments in managed partnerships and corporate stock are carried at cost plus equity in profits and losses.

         Acquisition Accounting - Spacelink, Intercable and certain of their wholly owned subsidiaries record the acquisitions of cable television systems for their own accounts using the purchase method of accounting.

         Property, Plant and Equipment - Prior to receiving the first revenues from subscribers of a cable television system, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of construction, but no longer than two years (defined as the "prematurity period"), portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. No such amounts were capitalized during the years ended May 31, 1992, 1991 and 1990. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television are capitalized and included as "distribution systems". Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Depreciation of property, plant and equipment is provided using the straight-line method primarily ever the following estimated service lives:

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

         Franchise Cost - Costs incurred in obtaining cable television franchises and other operating authorities are initially deferred and amortized using the straight-line method over the life of the franchises beginning with the dates the related systems become operational. Franchise rights acquired through purchase of cable television systems are recorded at estimated fair market value at the date of the acquisition and are amortized over the remaining terms of the franchises. Amortization is determined using the straight-line method over lives of seven to twenty years.

         Other Intangible Asset

         Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

            Subscriber lists                           5-7 years
            Costs in excess of interests in
              net assets purchased                      40 years
            Noncompete agreements                      3-5 years

         Deferred Financing Costs- Costs incurred in connection with the issuance of subordinated debentures are deferred and amortized using the effective interest method over the life of such issues.

         Investment in Cable Television Systems Held for Resale Managed Limited Partnerships - Revenues and expenses attributable to cable television systems held on behalf of managed partnerships are not reflected in the consolidated statements of operations. Any net cash deficiency generated by systems held for resale, which is defined as the excess of operating expenses and interest expense over operating receipts, is capitalized as carrying costs and included in the amounts shown as investments in cable television systems held for resale to managed limited partnerships in the accompanying consolidated balance sheets.

         Recognition of Brokerage Fees- Recognition of brokerage fees earned upon the acquisition of cable television systems by Spacelink or Intercable is initially deferred and such fees are recognized as revenue as the related assets are amortized by Spacelink or Intercable, or at such time as the cable television systems are transferred to a non-consolidated entity. Total deferred brokerage fees at May 31, 1992 and 1991 were approximately $3,396,000 and $3,827,000, respectively, and are included in deferred revenue and income in the accompanying consolidated balance sheets. See Note 3 for further information with respect to brokerage fees earned by Jones Group.

         Recognition of Partnership Fees and Distributions - Partnership fees and distributions earned by Spacelink or Intercable related to cable television properties sold to unaffiliated parties are recorded as revenues when received. Partnership fees and distributions earned by Spacelink or Intercable as general partner of Spacelink or Intercable-managed limited partnerships related to cable television properties purchased by Spacelink or Intercable are treated as a reduction of the purchase prices of the cable television systems purchased. Fees and distributions earned by Spacelink or Intercable as general partner of managed limited partnerships related to cable television properties sold to entities in which Spacelink or Intercable have a continuing equity interest are deferred and recognized as revenue in future periods based on the operating performance of the acquiring entity.

         Income Taxes - Spacelink and its consolidated subsidiaries excluding Intercable are members of a tax allocation agreement with International arid International's other subsidiaries. Pursuant to the terms of the agreement, tax (provisions) benefits are provided to the members of the tax sharing group based on their respective pro rata contribution of taxable (income) loss to International's consolidated taxable (income) loss.

         Intercable files separate Federal and state income tax returns and, as a result, provides for taxes on a separate-company basis using the deferred tax method.

         Net Loss Per Common Share- Net income (loss) per share is computed based on the weighted average number of Spacelink's shares of Class A Common Stock and Class B Common Stock outstanding. Options to purchase shares of Class A Common Stock have not been included in the computation as the effect would be either insignificant or anti-dilutive.

         Reclassifications - Certain prior year amounts have been reclassified to conform to fiscal year 1992 presentation.

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

         Spacelink and certain of its consolidated subsidiaries including Intercable, are parties to a lease with Jones Properties, Inc., a wholly owned subsidiary of International, under which they have leased a 101,500 square foot office building in Englewood, Colorado. The lease agreement, as amended, has a 15-year term, with three 5-year renewal options. THE annual rent is not to exceed $24.00 per square foot, plus operating expenses. Spacelink and certain of its consolidated subsidiaries including Intercable, have subleased approximately 26 percent of the leased space to International and certain affiliates of International on the same terms and conditions as the above-mentioned lease.

         The cable television systems owned by Spacelink and Intercable receive programming from Superaudio (an interest in which was acquired from International as a part of Spacelink's acquisition of an interest in Galactic Radio in July 1990, see Note 13) and from The Mind Extension University, Inc., which is 67 percent owned by a subsidiary of International. In addition, Spacelink owns 18 percent of The Mind Extension University, Inc.

         Jones Futura Foundation, Ltd., a wholly owned subsidiary of International, has licensed to Futurex exclusive rights to manufacture, market and sell certain data encryption hardware and software products. The license fee is equal to 10 percent of Futurex's revenues from the sale of certain encryption hardware and software products.

         Jones International Securities, Ltd., a wholly owned subsidiary of International ("Jones Securities"), acts as dealer-manager of substantially all of Spacelink's and Intercable's managed limited partnership offerings. Generally, the dealer-manager receives fees which total up to 10 percent of the capital contributed by the limited partners, from which all sales commissions of participating unaffiliated broker-dealers are paid. In addition, Spacelink and its consolidated subsidiaries including Intercable reimburse Jones Securities for certain expenses associated with the marketing of limited partnership interests.

         Certain additional operating, general and administrative expenses incurred by International and its various subsidiaries, including the costs of the services described above, are allocated to Spacelink and its consolidated subsidiaries. A portion of certain of these EXPENSES are reallocated to managed limited partnerships and the net amounts are included in operating, general and administrative expenses in the accompanying consolidated statements of operations. Spacelink believes that the methodology used in the allocation of expenses for services rendered to it by International are reasonable. Such allocated expenses net of reimbursements on a consolidated basis were as follows:

                                                                         For the Year Ended May 3,
                                                                         -------------------------
                                                                   1992             1991               1990
                                                                   ----             ----               ----
                                                                               (In Thousands)
Jones Information Management, Inc.                               $  807          $  873              $   679
International Aviation, Ltd.                                          -             101                  180
Jones Properties, Inc., net of
subleasing reimbursements                                           511             471                  533
Superaudio                                                          157             153                  213
The Mind Extension University, Inc.                                  87              88                   80
Jones Futura Foundation, Ltd.                                       178             163                  101
Jones International Securities, Ltd.                                645           1,082                2,013
Other operating, general and
administrative expenses                                              70             246                   77
                                                                 ------          ------               ------
    Total allocated expenses net of
      reimbursements                                             $2,455          $3,177               $3,876
                                                                 ======          ======               ======

         Spacelink and its consolidated subsidiaries including Intercable reimburse International for certain allocated costs as described above. In addition, Spacelink and its consolidated subsidiaries excluding Intercable are allocated tax provisions (benefits) from International pursuant to a tax allocation agreement with International. In August 1992, the tax allocation agreement with International was amended (the "Tax Sharing Agreement") giving International the option to either make a payment of the tax benefits due the subsidiary members of the Tax Sharing Agreement or to defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to International or to a Federal or state taxing authority. Any deferred amounts will be due and payable no later than five years from the date the deferred amount originates and such deferred amounts will accrue interest at the prime rate in effect at the time the deferred amount originates. These deferral provisions of the Tax Sharing Agreement also apply to the outstanding amounts due Spacelink from International for tax benefits for the fiscal years ended May 31, 1991 and 1990 of $826,000 and $378,000, respectively.

         For the fiscal year ended May 31, 1992, the tax benefits due Spacelink from International totalled $355,000. Because payment of this amount will be deferred for up to five years as provided under the Tax Sharing Agreement, no income tax benefit has been recognized in the Consolidated Statements of Operations.

         Spacelink and International currently own 18 percent and 67 percent, respectively, of the outstanding stock of The Mind Extension University, Inc., a company engaged in the provision of educational programming to cable operators and others. In September 1991, Spacelink's Board of Directors authorized Spacelink to make advances of up to $2,000,000 to International and/or certain of its affiliates, including The Mind Extension University, Inc. These amounts will accrue interest at Spacelink's weighted average cost of borrowing plus 2 percent, and will be due 180 days after demand by Spacelink. Any advances to International will be subject to available demand by Spacelink.

         At May 31, 1992 and 1991 amounts due from International to Spacelink and its consolidated subsidiaries including Intercable were as follows:


                                                            May 31,   May 31,
                                                             1992      1991
                                                            -------  -------
                                                              (In Thousands)
         Spacelink:
          Amounts due for tax benefits and related
           interest                                          $1,602  $1,641
          Advances to The Mind Extension University,
           Inc. and accrued interest                          2,024       -
          Other advances                                         66      30
                                                             ------  ------
          Total due Spacelink                                 3,692   1,671
                                                             ------  ------
         Intercable:
          Advances to The Mind Extension University,
           Inc. and accrued interest                          2,000       -
          Other advances                                          -      91
                                                             ------  ------
          Total due Intercable                                2,000      91
                                                             ------  ------
         Total due from International                        $5,692  $1,762
                                                             ======  ======

     In connection with the above advances due Spacelink and its consolidated subsidiaries including Intercable, interest was charged to International on these advances at rates which approximated International's average borrowing rates during the respective periods. For the years ended May 31, 1992, 1991 and 1990 Spacelink and its consolidated subsidiaries recorded interest income (expense) totalling $374,000, ($3,000) and ($159,000), respectively. While at May 31, 1991 and 1990 amounts were due to Spacelink from International, generally during fiscal 1991 and 1990 International had made advances to Spacelink and its consolidated subsidiaries including Intercable, resulting in interest expense for the year.

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

(3)  JONES GROUP BROKERAGE FEES AND DIVIDENDS:

     As described in Note 1, Jones Group performs brokerage services for Spacelink, Intercable and their managed limited partnerships. Brokerage fees earned by Jones Group from these entities are as follows:

                                                                   May 31,
                                                    -----------------------------------
                                                     1992            1991        1990
                                                    ------         -------      -------
                                                               (In Thousands)
     Earned from Spacelink and Intercable           $   65          $    8       $  541
     Earned from third parties                          62               -            -
     Earned from Managed Limited Partnerships        1,135           2,108       10,001
                                                    ------          ------      -------
     Total Brokerage Fees                            1,262           2,116       10,542
     Recognition (Deferral) of Brokerage Fees          431             370         (180)
                                                    ------          ------      -------
     Brokerage Fees, net                            $1,693          $2,486      $10,362
                                                    ======          ======      =======

     During the years ended May 31, 1992, 1991 and 1990, Jones Group paid dividends to International in the amount of $174,000, $344,000 and $612,000, respectively.

     Jones Group dividends relating to earnings from brokerage fees in connection with certain purchase and sale transactions which were pending when Spacelink acquired International's remaining 20.1 percent interest in the Jones Group in January 1989, accrued to the benefit of Spacelink, Intercable and International based on their respective ownership percentages immediately preceding the January 1989 exchange. All other Jones Group dividends will accrue to the benefit of Spacelink and Intercable based on their direct equity ownership of
     80.1 and 19.9 percent, respectively.

(4)  ACQUISITION BY SPACELINK:

     Acquisition of Kenosha, Wisconsin Cable Television System by Spacelink -

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

                                                     For the year ended May 31, 1990
                                                -----------------------------------------
                                                   As           Pro  Forma     Pro  Forma
                                                Reported        Adjustments      Balance
                                                --------        -----------    ----------
                                                  (In Thousands, except Per Share Data)
     Revenues                                   $115,886         $ 2,076          $117,962
                                                ========         =======          ========
     Depreciation and Amortization              $(42,043)        $(1,376)         $(43,419)
                                                ========         =======          ========
     Operating Income (Loss)                    $ 18,372         $  (735)         $ 17,637
                                                ========         =======          ========
     Net Loss                                   $ (5,752)        $(1,856)         $ (7,608)
                                                ========         =======          ========
     Net Loss per Common Share                  $   (.08)        $  (.02)         $   (.10)
                                                ========         =======          ========

(5)      ACQUISITIONS BY SPACELINK ON BEHALF OF SPACELINK-MANAGED PARTNERSHIPS:

         Acquisition of Cable Television Systems -

         In August 1990, Spacelink entered into an agreement with unaffiliated parties to acquire, for the account of Jones Growth Partners II L.P. ("Jones Growth II") a Spacelink-managed limited partnership, the cable television systems serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills and Laguna Niguel, and, certain portions of unincorporated Orange County, all in the State of California (the "Orange County Cluster"). Upon execution of the agreement, Spacelink deposited $1,400,000 in escrow. Because Jones Growth II did not have sufficient funds to acquire the Orange County Cluster by the closing date, on September 6, 1991, Spacelink acquired the Orange County Cluster, on behalf of Jones Growth II, through its wholly owned subsidiary Jones Spacelink Acquisition Corporation ("Acquisition Corp."), for a purchase price of $29,012,000.

         Acquisition Corp. acquired the Orange County Cluster with $29,780,000 of borrowed funds provided under Spacelink's acquisition facility for the purpose of temporarily holding it until Jones Growth II had sufficient funds and could otherwise acquire the Orange County Cluster. Under the terms of the acquisition facility, Acquisition Corp. borrowed $29,780,000 to finance the $29,012,000 purchase price of the Orange County Cluster, as well as for its capital expenditures, financing fees, acquisition and other costs. In addition, borrowings were used to fund operating costs and interest expense in excess of operating receipts incurred by Acquisition Corp. from the acquisition date (September 6, 1991) through the date the Orange County Cluster was transferred to Jones Growth II (April 17, 1992).

         In January 1992, Acquisition Corp. entered into a letter of intent to sell to an unaffiliated party, the portion of the Orange County Cluster that serves cable television subscribers in Laguna Niguel, California. On April 28, 1992, the Laguna Niquel system was sold for a price of $2,100,000. Jones Group received a brokerage fee of $52,500 from the purchaser of the Laguna Niguel system in connection with the brokerage firm's efforts to arrange the sale of the Laguna Niguel system.

         The $29,012,000 purchase price that was to be reimbursed to Acquisition Corp. by Jones Growth II for the Orange County Cluster accordingly was reduced by the amount of the Laguna Niguel system's sales price, bringing the purchase price paid by Jones Growth II for the remaining portions of the Orange County Cluster to approximately $26,912,000. The brokerage fee paid by Jones Growth II to Jones Group, which is 1.5 percent of the purchase price, was reduced to $403,681 because of this reduction in the purchase price.

         On April 17, 1992, Jones Growth II acquired the remainder of the Orange County Cluster, for approximately $28,467,000, which includes $26,912,000 for the original purchase price of the Orange County Cluster (without the Laguna Niguel system), brokerage fees paid to Jones Group of $403,681 and other acquisition and financing costs of $663,478.

(6)  SALES BY INTERCABLE:

     Sale of Cable Television System and Partnership Interest by Intercable -

     Jones Crown Partners, a general partnership in which Intercable owned a 20 percent interest, was formed in November 1989 between a subsidiary of Intercable and Crown Cable Wisconsin, Inc. ("Crown"), a subsidiary of Hallmark Cards, Inc. In June 1990, Jones Crown Partners purchased ten cable television systems in the state of Wisconsin (the "Crown Systems") from certain of Intercable's managed limited partnerships. On August 13, 1991, Intercable entered into an agreement with Crown to liquidate Intercable's 20 percent interest in Jones Crown Partners for $40,000,000 and to sell Intercable's Onalaska, Wisconsin cable television system ("Onalaska System") to Crown for approximately $15,000,000. Closing on this transaction occurred on December 19, 1991. Intercable recognized a gain on the sale of its Onalaska System, before income taxes, of approximately $6,400,000 and a gain on the liquidation of its Jones Crown Partners investment, before income taxes, of approximately $23,500,000. In addition, partnership distribution revenues totalling approximately $20,736,000, which were previously deferred by Intercable when Jones Crown Partners acquired the Crown Systems in fiscal 1991, were recognized upon closing. Jones Capital Markets, Inc., a subsidiary of International, received a fee totalling $800,000 upon closing in connection with its efforts to arrange this transaction. Of the total fee, $500,000 was paid by Intercable and $300,000 was paid by Crown. Net proceeds from this transaction totalling $54,500,000, representing the total proceeds of $55,000,000 less the fee paid to Jones Capital Markets, Inc. of $500,000, were used to repay amounts outstanding on Intercable's then-existing credit facility. As of December 19, 1991, the Crown Systems served approximately 145,100 basic subscribers and the Onalaska System served approximately 9,300 basic subscribers.

     The pro forma effect of this transaction on the results of operations for the years ended May 31, 1992 and 1991, assuming this transaction had occurred at June 1, 1990, is presented in the following unaudited tabulation:

                                              Onalaska
                                   As        System and
                                Reported     Jones Crown   Pro Forma
                              May 31, 1992    Interest    May 31, 1992
                              ------------   -----------  ------------
                                (In Thousands, except Per Share Data)
Revenues                        $158,693      $(22,540)     $136,153
                                ========      ========      ========
Operating income (loss)         $ 36,509      $(20,466)     $ 16,043
                                ========      ========      ========
Net income (loss)               $  8,940      $(10,035)     $ (1,095)
                                ========      ========      ========
Net income (loss) per
  Common Share                  $    .12      $   (.13)     $   (.01)
                                ========      ========      ========

                                                   Onalaska
                                       As         System and
                                    Reported      Jones Crown    Pro Forma
                                  May 31, 1991     Interest     May 31, 1991
                                  ------------    -----------   ------------
                                   (In Thousands, except Per Share Data)
     Revenues                      $ 118,621        $ (2,994)   $ 115,627
                                   =========        ========    =========
     Operating income (loss)       $   4,763        $    567    $   5,330
                                   =========        ========    =========
     Net income (loss)             $ (21,776)       $  2,812    $ (18,964)
                                   =========        ========    =========
     Net income (loss) per
      Common Share                 $    (.29)       $    .04    $    (.25)
                                   =========        ========    =========


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

         The Aurora System Cluster was transferred in May 1990 to IDS/Jones Joint Venture Partners (the "Joint Venture"), a Colorado joint venture between IDS/Jones Growth Partners 89-B, Ltd. and IDS/Jones Growth Partners II, L.P. ("Partners II") both Intercable-sponsored Colorado limited partnerships. Intercable transferred the Aurora System Cluster to the Joint Venture for a sales price of $88,486,000, which represented the allocated purchase price paid by Intercable for the Aurora System Cluster, plus reimbursement to Intercable of $7,386,000 for the net closing adjustments, the costs incurred by Intercable during the holding period (October 4, 1989 through May 31,
         1990), and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable during the holding period. In connection with the purchase, the Joint Venture obtained a $25,000,000 bridge loan with an original maturity date of May 31, 1991. The maturity date of the loan was extended to October 31, 1991. Equity contributions made to the Joint Venture by Partners II were used to pay down the bridge loan to $2,500,000. Due to the necessity for additional funding for the Joint Venture, Intercable has made an equity investment in the Joint Venture in the amount of $2,872,000 and a loan to the Joint Venture of $1,800,000. IDS Management Corporation, an affiliate of the co-general partner of Partners II, has also made an equity investment of $2,872,000 in the Joint Venture, and a loan to the Joint Venture of $1,800,000. The equity investments were used to repay the balance outstanding on the bridge loan and to pay acquisition fees of $3,244,000 to affiliates of the general partners of Partners II. The loan proceeds were used for Joint Venture working capital needs. Intercable's loan is for a term of two years, with interest calculated at its weighted average cost of borrowing.
         If the loan is unpaid at maturity, Intercable will have the right, among other rights, to convert the loan to equity in the Joint Venture. As a result of the equity contribution in the Joint Venture, Intercable has an approximate five percent equity interest in the Joint Venture.

         On September 28, 1990, Intercable transferred the South Suburban System Cluster to Cable TV Fund 15-A, Ltd. The sales price for the South Suburban System Cluster was $59,960,000, which represented that portion of the aggregate purchase price paid for the South Suburban System Cluster by Intercable when Intercable acquired the Centel Systems in October 1989. Upon the transfer, Intercable was also reimbursed a total of $8,190,000, which represented net closing adjustments, the costs incurred by Intercable for capital expenditures during the holding period and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable from the date of its acquisition of the South Suburban System Cluster (October 4, 1989) through September 28, 1990, the date the South Suburban System Cluster was transferred to Cable TV Fund 15-A, Ltd. Cable TV Fund 15-A, Ltd. also paid a brokerage fee of $2,398,000 to Jones Group as compensation for brokering the purchase.

         On May 30, 1991, Intercable transferred the Central Illinois System Cluster to Cable TV Fund 14-A, Ltd. The sales price for the Central Illinois System Cluster was $24,974,000, which represented that portion of the aggregate purchase price paid for the Central Illinois System Cluster by Intercable when Intercable acquired the Centel Systems in October 1989. Upon the transfer, Intercable was also reimbursed a total of $3,826,000, which represented net closing adjustments, the cost incurred by Intercable for capital expenditures during the holding period and the amount of operating and interest expenses in excess of operating receipts incurred by Intercable from the date of its acquisition of the Centra1 Illinois System
         Cluster (October 4, 1989) through May 30, 1991, the date the Central Illinois System Cluster was transferred to Cable TV Fund 14-A, Ltd. Cable TV Fund 14-A, Ltd. also paid a brokerage fee of $999,000 to Jones Group as compensation for brokering the purchase. Upon the transfer of the Central Illinois System Cluster, all of the Centel Systems which were held for resale to managed partnerships had been transferred.

         Funds necessary for Intercable to complete the acquisition of the Centel Systems were provided by a $240,000,000 acquisition note maturing October 1, 1990 and $5,788,000 from Intercable's revolving credit facility.

(8)      MANAGED LIMITED PARTNERSHIPS:

         Spacelink, certain of its wholly owned subsidiaries and Intercable are the general partners for a number of limited partnerships formed to acquire, construct, develop and operate cable television systems. Partnership capital has been raised through a series of public and private offerings of limited partnership interests. As general partner, capital contributions ranging from $500 to $1,000 are made to each partnership and the general partner is allocated one percent of all partnership profits and losses.

         These entities may also purchase limited partner interests in the partnerships and, if they do so, participate with respect to such interests on the same basis as other limited partners. Subject to certain limitations, the sponsor is also reimbursed for offering costs incurred in connection with each partnership offering. To the extent offering costs are incurred that are in excess of the specified limits, the excess offering costs are borne by the sponsor and are generally expensed. In addition, the sponsor is allocated expenses associated with the marketing of limited partnership interests. For the fiscal years ended May 31, 1992, 1991 and 1990, the sponsors recognized as "other expense" offering costs in excess of amounts reimbursable by limited partnerships totalling $2,046,000, $-O- and $326,000, respectively.

         As general partner, Jones Spacelink Funds, Inc., a wholly owned subsidiary of Spacelink, is contingently liable for recourse debt of a certain managed limited partnership, which totalled $2,400,000 and $2,625,000 at May 31, 1992 and 1991, respectively. Spacelink believes such debt is secured by partnership assets and other collateral with fair market values in excess of the related obligation.

         As general partner, Spacelink, certain of its wholly owned subsidiaries and Intercable manage the partnerships and receive a fee for their services generally of five percent of the gross revenues of the partnerships, excluding revenues from the sale of cable television systems or franchises. Any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the general partner. For certain of the managed limited partnerships, distributions other than from cash flow, such as from the sale or refinancing of systems or upon dissolution of the partnerships, are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions, ranges from 100 to 125 percent of the amount contributed to the partnership capital by the limited partners; and the balance, in an amount which ranges from 70 percent to 75 percent to the limited partners and from 25 to 30 percent to the general partner.

         Regarding Jones Growth Partners L.P., for which a wholly owned subsidiary of Spacelink is managing general partner, any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the managing general partner. Any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital by the limited partners; second, to the limited partners an amount equal to eight percent per annum, cumulative and non-compounded, on an amount equal to their initial capital contributions (less any portion of such initial capital contributions returned by the distribution to limited partners from prior sale or refinancing proceeds) provided, however, that the eight percent return will be reduced by all prior distributions of cash flow from the partnership and prior distributions of proceeds of sales or refinancings that exceed an amount equal to the limited partner's initial capital contributions; and the balance, in an amount of 75 percent to the limited partners, 15 percent to the managing general partner and 10 percent to the associate general partner, which associate general partner is not affiliated with Spacelink or its subsidiaries.

         Regarding Jones Growth II, for which a wholly owned subsidiary of Spacelink is general partner, any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the general partner. Any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital by the limited partners; second, to the limited partners an amount equal to eight percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions (less any portion of such initial capital contributions returned by the distribution to limited partners from prior sale or refinancing proceeds) provided, however, that the eight percent return will be reduced by all prior distributions of cash flow from the partnership and prior distributions of proceeds of sales or refinancings that exceed an amount equal to the limited partner's initial capital contributions; third, any remaining income or gain shall be allocated 80 percent to the limited partners and 20 percent to the General Partner until the limited partners have received 250 percent of their initial capital contribution, after which any remaining income or gain shall be allocated 75 percent to the limited partners and 25 percent to the general partner.

         Regarding Jones Spacelink Income Partners 87-1, L.P. and Jones Spacelink Income/Growth Fund 1, for which Spacelink and one of its wholly owned subsidiaries are general partners, and Jones Cable Income Funds and Cable TV Fund 15, for which Intercable is general partner, any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital by the limited partners; second, to the limited partners in an amount which, together with all prior distributions from cash flow, will equal a preferred return ranging from 6 percent to 12 percent per annum, cumulative and noncompounded, on their adjusted capital contributions; and the balance, in an amount which ranges from 60 percent to 75 percent to the limited partners and 25 percent to 40 percent to the general partner.

         Any distributions other than from cash flow made by Jones Intercable Investors, L.P. (see Note 13), for which Intercable is General Partner, are generally disbursed as follows: first, to the holders of all Class A Units in an amount which, together with all prior distributions of cash flow from operations, will equal a preferred return equal to 10 percent per annum, cumulative and noncompounded on an amount equal to $16.00 per Class A Unit, less any portion of such amount which may have been returned to the unitholders from prior sale or refinancing proceeds; second, to the holders of Class A Units, an amount which, together with all prior distributions other than distributions of cash flow from operations, will equal $16.00 per Class A Unit; and the remainder, 60 percent to the holders of all Class A Units and 40 percent to Intercable.

         During fiscal years ended May 31, 1992, 1991 and 1990, Intercable recognized fees and distributions totalling $26,790,000, $4,283,000 and $8,736,000, respectively. Approximately $20,373,000 of the distributions recognized during fiscal 1992 were deferred in fiscal 1991 as a result of Intercable's continuing equity interest in Jones Crown Partners. An additional $363,000 of such distributions, relating to the Jones Crown Partners transaction, was received and deferred during fiscal 1992. The total of these two distributions, $20,736,000, were recognized upon the liquidation of Intercable's interest in Jones Crown Partners. The remaining amount recognized in fiscal 1992 represents a distribution received upon the sale of the remaining cable television system owned by Cable TV Fund 11-E/F Joint Venture to an unaffiliated third party. All of the amounts received in fiscal 1991 and 1990 were either deferred or treated as a reduction of the purchase prices of the cable television systems purchased by Spacelink and Intercable from Intercable-managed partnerships and therefore are not reflected as revenue in the consolidated statements of operations.

         Spacelink's and Intercable's managed limited partnerships reimburse Spacelink and Intercable for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits, rent, information management services and other corporate facilities costs. Spacelink and Intercable provide engineering, marketing, administrative, accounting, information management and other services to the partnerships. Allocations of personnel costs are based on total revenues and actual time spent by Spacelink and Intercable employees with respect to each partnership. Remaining overhead costs are allocated based on total revenues, total assets and the relative costs of partnership assets managed. Cable television systems owned by Spacelink and Intercable are also allocated a proportionate share of these expenses under the allocation formulas described above. Amounts charged partnerships and other affiliated companies have reduced operating, general and administrative expenses by approximately $25,167,000, $23,723,000 and $21,282,000 for the years ended May 31, 1992, 1991 and 1990, respectively.

     Spacelink and Intercable have made advances to, and have deferred the collection of management fees and expense reimbursements from, certain managed limited partnerships, primarily to provide funds necessary for the capital expansion of and improvements to properties owned by such partnerships and operating and interest expenses paid on behalf of such partnerships. In addition, Jones Group has deferred the collection of a portion of one of its brokerage fees from an Intercable-managed partnership. Such advances and unpaid brokerage fees, which totalled $10,668,000 and $10,205,000 at May 31, 1992 and 1991, respectively, bear interest at rates equal to the lending entity's weighted average cost of borrowing. Interest charged to limited partnerships for the fiscal years ended May 31, 1992, 1991 and 1990 was $1,826,000, $1,462,000 and
     $1,184,000, respectively.

     Certain condensed financial information regarding managed limited partnerships of Spacelink and Intercable are as follows:

                                     Spacelink's Managed               Intercable's Managed
                                     Limited Partnerships              Limited Partnerships
                                ------------------------------   ---------------------------------
                                      As of December 31,                As of December 31,
                                ------------------------------   ---------------------------------
                                  1991       1990       1989       1991        1990        1989
                                --------   --------   --------   ---------   ---------   ---------
                                        (In Thousands)                    (In Thousands)
Total assets                    $141,566   $137,291   $149,487   $1,017,560  $1,313,379  $1,048,809
Debt                              63,035     50,536     56,719      629,194     791,153     515,317
Amounts due to general partner     2,201      2,715      1,545        8,762       9,921       6,392
Partners' capital (net of
  accumulated deficit)            72,975     80,843     86,997      350,348     468,073     486,958

                                      For The Year Ended                For The Year Ended
                                         December 31,                      December 31,
                                ------------------------------   ---------------------------------
                                  1991       1990       1989       1991        1990        1989
                                --------   --------   --------   ---------   ---------   ---------
                                        (In Thousands)                    (In Thousands)
Revenues                        $ 29,629   $ 24,827   $ 12,639   $ 361,431   $ 311,672   $ 263,619
Depreciation and amortization     17,430     15,675      7,125     187,607     156,487     121,223
Operating loss                    (8,498)    (7,697)    (2,501)    (58,429)    (40,604)    (34,758)
Gain on sale of assets                --         --        200          --     204,185      26,093
Net income (loss)                (13,387)   (12,699)    (4,512)   (126,584)     88,162     (61,694)

(9) SUBORDINATED DEBENTURES AND OTHER DEBT:

    At May 31, 1992 and 1991, Spacelink's and its consolidated subsidiaries' debt consisted of the following:

                                                                        1992        1991
                                                                      --------    --------
                                                                        (In Thousands)
    DEBT OF SPACELINK:
    Credit facility                                                   $ 64,700    $ 68,650
    Capitalized lease obligations and non-interest bearing notes           297         657
                                                                      --------    --------
              Total Debt of Spacelink                                   64,997      69,307
                                                                      --------    --------
    DEBT OF INTERCABLE:
    Subordinated Debentures --
      Debentures due August 1, 1997, interest payable
         semi-annually at 12%, redeemable at Intercable's option
         at 100% of principal, plus accrued interest, on or after
         August 1, 1990 net of unamortized discount of $3,203,100           --      29,977
      Debentures due February 1, 1998, interest payable
         semi-annually at 9.75%, redeemable at Intercable's option
         at 100% of principal, plus accrued interest, on or after
         February 1, 1991, net of unamortized discount of
         $5,062,200 and $5,543,700, respectively                        61,513      61,031
      Debentures due May 1, 2000, interest payable semi-annually at 13%, redeemable at Intercable's option on or after May
         1, 1993 at 105.78% of par declining to par on May 1,
         1997, net of unamortized discount of $1,653,500 and
         $1,833,900, respectively                                      148,346     148,166
      Convertible debentures due June 1, 2007, interest payable
         semi-annually at 7.5%, redeemable at Intercable's option
         on or after June 1, 1990 at 107.5% of par, declining to
         par by 1997                                                    19,468      19,468

    Credit facility                                                     66,000      82,300

    Capitalized lease obligations, installment notes and
      non-interest bearning notes                                        3,973       4,736
                                                                      --------    --------
              Total Debt of Intercable                                 299,300     345,678
                                                                      --------    --------
              Consolidated Debt                                       $364,297    $414,985
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

         In February 1991, Spacelink entered into a $50,000,000 Uncommitted Acquisition Facility. The $50,000,000 Uncommitted Acquisition Facility may be used for the purchase of cable television systems to be held by Spacelink for resale to Spacelink-managed limited partnerships and, when used, will be secured by such cable television system assets. Spacelink's ability to utilize the Uncommitted Acquisition Facility will be at the sole discretion of the commercial bank. In March 1991, however, Spacelink received a commitment from the commercial bank to loan Spacelink up to $30,000,000 under the Uncommitted Acquisition Facility for the purchase of the Orange County Cluster for the account of Jones Growth II. On April 17, 1992, the Orange County Cluster was transferred to Jones Growth II and $29,780,000 balance outstanding on the Acquisition Facility was repaid.

         At May 31, 1992, borrowings outstanding under Spacelink's $45,000,000 Revolving Credit Facility and $25,000,000 Term Loan totalled $39,700,000 and $25,000,000, respectively. Principal payments under the terms of Spacelink's credit facility and other debt are due as follows:

                                               (In Thousands)
                1993                              $ 4,874
                1994                                6,735
                1995                                8,709
                1996                               10,663
                1997                               12,663
                Thereafter                         21,353
                                                  -------
                    Total Spacelink Debt          $64,997
                                                  =======

         In June 1992, Spacelink provided a $1,667,000 letter of credit to Jones Entertainment Group, Ltd. an affiliate of International, in order for Jones Entertainment Group, Ltd. to participate in the production of a theatrical film. The film may be acquired by a Spacelink-sponsored public program at March 31, 1993. If the Spacelink-sponsored public program does not have sufficient funds, Jones Entertainment Group, Ltd. may fund the film thereby eliminating the obligation of Spacelink. If the film is not acquired by this program, Jones Entertainment Group, Ltd. will pay Spacelink a fee of $25,000 for providing the letter of credit. The letter of credit will reduce the available borrowings under Spacelink's $45,000,000 revolting credit facility by $1,667,000 until the letter of credit expires on March 31, 1993.

         The following is a description of Intercable's debt which, while included all the consolidated financial statements, is non-recourse to Spacelink.

         In addition to the terms described in the above table, Intercable's Convertible Subordinated Debentures may be converted into its Class A Common Stock at $15.10 per share, subject to adjustment under certain conditions. Also, each of the Subordinated Debenture issues described above provides for annual sinking fund payments which are calculated to retire 66 2/3 percent to 80 percent of the issues prior to maturity after consideration of the debt redemptions discussed below, as follows:

                                           Annual Sinking                   Commencement
Debenture Issue                             Fund Payment                        Date
- - ---------------                            --------------                   ------------
Debentures due May 2000                      $30,000,000                     May 1, 1996
Convertible Debentures                         3,000,000                     June 1, 1998

         During the year ended May 31, 1991, Intercable redeemed $23,732,000 of its 7.5 percent Convertible Subordinated Debentures due 2007, $6,820,000 of its 12 percent Subordinated Debentures due 1997 and $3,425,000 of its 9.75 percent Subordinated Debentures due 1998. The bonds were redeemed at various amounts less than 100 percent of their principal amount. Intercable recognized an extraordinary gain of $11,419,000 related to these transactions. As a result of these redemptions, and in accordance with the bond indentures, the bonds redeemed will be used as a credit against future sinking fund payments. On April 13, 1992, Intercable redeemed all of the remaining $33,180,000 principal amount of its 12 percent Subordinated Debentures due 1997. The redemption of the debentures was at 100 percent of their principal amount, plus accrued interest. Intercable recognized an extraordinary loss, net of related income taxes, of $2,504,000 related to this transaction.

         On April 8, 1992, Intercable filed a registration statement that allows Intercable, from time to time, to offer up to $400,000,000 of senior debt securities, senior subordinated debt securities and subordinated debt securities. In July 1992, Intercable sold $160,000,000 of 11.5 percent Senior Subordinated Debentures as part of this offering. A portion of the proceeds were used to redeem all of the remaining $66,575,000 principal amount of Intercable's 9.75 percent Subordinated Debentures due 1998 on August 24, 1992. The bonds were redeemed at 100 percent of their principal amount, plus accrued interest and an extraordinary loss of $6,288,000 was recognized in fiscal 1993 as a result of this transaction. The remaining proceeds are to be used to finance the acquisition of one or more cable television systems either from among those currently owned by Intercable's managed partnerships or from an unrelated party. Intercable has not designated a system for acquisition at the present time. The remaining proceeds have been used to repay the $66,000,000 outstanding on Intercable's credit facility.

         As a result of the redemption of the $33,180,000 of 12 percent Subordinated Debentures due 1997 and the $66,575,000 of 9.75 percent Subordinated

     Debentures due 1998, there are no cash requirements for sinking fund payments until fiscal 1996.

     On December 19, 1991, Intercable completed negotiations for a $75,000,000 revolving credit facility. Of this facility, $50,000,000 is a revolving credit due August 31, 1995 and $25,000,000 is a reducing revolving credit, which will be due in three equall installments on August 31, 1993, August 31, 1994 and August 31, 1995. During the fourth quarter of fiscal 1992, in anticipation of the redemption of Intercable's 12 percent Subordinated Debentures, Intercable amended its credit facility increasing the amount available under the revolving credit facility to $80,000,000, and the total amount available to $105,000,000. Interest on amounts outstanding under Intercable's facility is computed at Intercable's option at varying rates based upon Intercable's ratio of total debt to annualized adjusted cash flow (Prime plus 1/2 percent to 1 3/8 percent or the London Interbank Offered Rate plus 1 1/2 to 2 3/8 percent). A fee of 1/2 percent per annum on the unused portion of the commitment is also required. Substantially all of Intercable's assets are pledged to secure this credit facility. In addition, Intercable's credit agreements restrict the right of Intercable to declare and pay cash dividends without the consent of its lenders. At May 31, 1992, $66,000,000 was outstanding under Intercable's new credit facility.

(10) INCOME TAXES:

     Pursuant to the Tax Sharing Agreement with International, Spacelink and its consolidated subsidiaries excluding Intercable were allocated tax benefits (provisions) based on their pro rata contribution of taxable loss (income) of the consolidated group. For Spacelink and its consolidated subsidiaries excluding Intercable the tax allocation resulted in fiscal 1992, 1991 and 1990 tax provisions (benefits) of $-0-, $(1,252,000) and $1,304,000, respectively.

     Components of income tax expense (benefit) principally associated with Intercable for Federal and state income tax purposes are as follows:

                                                                        Year Ended May 31,
                                                                    ---------------------------
                                                                     1992      1991      1990
                                                                    -------   -------   -------
                                                                          (In Thousands)
Current (benefit) provision-
  Federal                                                           $(1,185)  $   262   $(5,326)
  State                                                               1,185      (168)     (775)
                                                                    -------   -------   -------
Total current tax (benefit) provision                                    --        94    (6,101)
                                                                    -------   -------   -------
Deferred (benefit) provision-
  Federal                                                             7,554    (1,206)   (2,405)
  State                                                                  --        --        --
                                                                    -------   -------   -------
Total deferred tax (benefit) provison                                 7,554    (1,206)   (2,405)
                                                                    -------   -------   -------
Total income tax (benefit) provision on income from operations        7,554    (1,112)   (8,506)
Total income tax (benefit) provison on extraorindary items           (7,389)       --    (1,027)
                                                                    -------   -------   -------
Total income tax (benefit) provision                                $   165   $(1,112)  $(9,533)
                                                                    =======   =======   =======

The (benefit) provision for deferred income taxes is the result of the following timing differences:

                                                                     Year Ended May 31,
                                                              ---------------------------------
                                                                1992        1991         1990
                                                              --------     -------     --------
                                                                       (In Thousands)
Additional tax depreciation                                   $  4,362     $ 5,511     $  8,309
Fund fees and distributions                                     17,184      (6,927)       2,970
Recognition (deferral of recognition) of Jones Group
  brokerage fees                                                   155         130           92
Recognition (deferral) of dividends and fund fees received
  by Intercable                                                     10          10         (175)
Timing of partnership income                                    (6,309)     (5,425)      (2,211)
Difference in recognition of net operating losses for tax
  and financial statement purposes                             (15,056)     10,001      (15,354)
Tax expenses (income) from properties held for resale             (590)     (4,370)       4,370
Other, net                                                         409        (136)        (406)
                                                              --------     -------     --------
Total deferred tax (benefit) provision                        $    165     $(1,206)    $ (2,405)
                                                              ========     =======     ========

     The following table reconciles the statutory Federal income tax rate to the effective tax rate:

                                                                     Year Ended May 31,
                                                              ---------------------------------
                                                               1992         1991         1990
                                                              -------     --------     --------
                                                                       (In Thousands)
Income tax provision (benefit) for Spacelink and Jones Group
  from the tax sharing agreement                              $   155     $ (1,122)    $  1,396
Computed "normally expected" income tax benefit at statutory rates on losses not subject to the tax sharing agreement,
  primarily Intercable                                          7,967      (11,418)     (10,580)
                                                              -------     --------     --------
Total "normally expected" income tax (benefit) provision        8,122      (12,540)     (10,211)
Increase (decrease) in taxes resulting from --
  Dividend received deduction                                     (78)         (90)        (216)
  Alternative minimum taxes                                    (1,183)         957           --
  Non-deductible depreciation                                      --           29           71
  Amortization of costs in excess of interest in net assets
     purchased                                                    355          360          339
  State income taxes, net of Federal income tax benefit           643          136          323
  Difference in recognition of net operating losses for tax
     and financial statement purposes                              --       10,045           --
  Other, net                                                     (305)          (9)         161
                                                              -------     --------     --------
Total income tax (benefit) provision on income from
  operations                                                  $ 7,554     $ (1,112)    $ (8,506)
                                                              =======     ========     ========

         At May 31, 1992, Intercable had a net operating loss carryforward for regular income tax purposes aggregating approximately $69 million, which if not utilized to reduce taxable income in future periods, begin to expire May 31, 2006. To the extent that the net operating loss carryforward is utilized for income tax purposes, deferred tax credits will be restored at the then current rates.

         At May 31, 1992, Intercable had remaining available investment tax credits of approximately $638,000, which if not utilized to reduce taxable income in future periods, will expire at various dates through May 31, 2001. Substantially all investment tax credits have been recognized for financial statement purposes as a reduction of deferred income taxes. To the extent the investment tax credit carryforwards are utilized for income tax purposes, deferred tax credits will be restored at the then current rates. The benefits from investment credits are recorded when such credits are used to reduce current to deferred income taxes payable.

         In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 must be adopted in fiscal years beginning after December 15, 1992. SFAS 109 establishes new financial accounting and reporting standards to recognize tax liabilities and assets that result from an enterprise's activities during the current and preceding years. Spacelink believes application of the new standard will not significantly impact financial statements in the year it is adopted.

(11)     STOCK OPTIONS:

         Incentive Stock Options of Spacelink-

         In 1982 the Board of Directors and shareholders of Spacelink adopted an Incentive Stock Option Plan (the "1982 Option Plan") to provide for the grant of stock options to key employees. A maximum of 773,500 shares of Spacelink's Class A Common Stock were available for grant at an option price not less than the fair market value of the stock at the date of grant. On February 10, 1992, the 1982 Option Plan expired according to its terms, and no further options can be granted under the 1982 Option Plan. (See Note 16 regarding the approval of the 1992 Stock Option Plan.) Options generally became exercisable in cumulative increments over a four year period from the date of grant or the first anniversary of the grant date. The stock options expire, to the extent not exercised, on the fifth anniversary of the date of grant or upon the earlier termination of the employment of the recipient.

         On February 4, 1991, the Spacelink's Board of Directors determined that the exercise price of certain options granted under the 1982 Option Plan, representing 4,000 shares of Spacelink's Class A Common Stock, was above the market price of the shares. Accordingly, the Board of Directors amended the exercise price of those options to $1.125 per share, which represented the average of the closing bid and asked prices, as quoted by the National Association of Securities Dealers through NASDAQ, for Spacelink's Class A Common Stock, as of the close of business on February 4, 1991. In all other respects, including the vesting schedules, the provisions governing the options granted under the Plan remain the same.

     The following table summarizes data concerning options to purchase shares of Spacelink's Class A Common Stock issued under the 1982 Option Plan:

                                        1992         1991             1990
                                       ------       ------           ------
Available for grant                         -       472,000           462,000
Granted during the period                   -             -                 -
Exercised during the period                 -             -                 -
 Price range, per share                $    -      $      -          $      -
Terminated  during  the  period             -        10,000                 -
Total outstanding                       4,000         4,000            14,000
 Price range, per share                $1,125      $  1,125      $1,094-3,188
Exercisable at year-end                 4,000         3,000             9,500
 Price range, per share                $1,125      $  1,125      $1,094-3,188

     Other Class A  Common  Stock  Options  of  Spacelink -

     On December 2, 1986, an option to purchase 500,000 shares of Spacelink's Class A Common Stock was granted by action of the Board of Directors, independent of the 1982 Option Plan, to Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of Spacelink, for a purchase price of $.8438 per share, the fair market value as of the date of grant. The option was granted in consideration of Mr. Jones' personal guarantee of a portion of a promissory note issued in connection with Spacelink's acquisition from an unaffiliated party of certain cable television systems located in the State of Ohio. The option will continue until fully exercised, or unless sooner terminated or modified under the provisions of the agreement between Spacelink and Mr. Jones.

        In addition, Spacelink's Board of Directors has issued options, independent of the 1982 Option Plan, to certain directors, officers and employees of Spacelink and its affiliates.The following table summarizes data concerning options, independent of the 1982 Option plan, to purchase shares of Spacelink's Class A Common Stock. All options were granted at the fair market value as of the date of the grant.

                   Number of       Purchase     Date
 Date of            Options       Price per    Option
  Grant             Granted         Share      Lapses
- - --------           ---------      ---------    ------
April 1992           50,000        $  .813   April 1997
August 1991          80,000        $ 1.090   August 1998
December 1990        35,000        $  .719   December 1995
February 1990        80,000        $ 1.125   February 1997
December 1988        50,000        $ 1.125   December 1993
December 1987       250,000        $ 1.125   December 1992

     On February 4, 1991, Spacelink's Board of Directors determined that the exercise prices of all of the foregoing options, except the options granted to Mr. Jones and the options granted prior to February 4, 1991, were above the market price of the shares. Accordingly, Spacelink's Board of Directors amended the exercise price of those options to $1.125 per share, which represented the average of the closing bid and asked prices, as quoted by the National Association of Securities Dealers through NASDAQ, for Spacelink's Class A Common Stock, as of the close of business on February 4, 1991. In all other respects, including the vesting schedules, the provisions governing the options granted remain the same.

(12) COMMITMENTS AND CONTINGENCIES:

     Spacelink and its consolidated subsidiaries including Intercable rent office facilities and certain equipment under various operating lease arrangements. Future minimum lease payments as of May 31, 1992, under noncancelable operating leases, net of amounts received under related sub-leases, are as follows:

                               Building      Facilities     Equipment
     Fiscal Year                Leases         Leases        Leases       Total
     -----------               --------      ----------     ---------     -----
                                                (In Thousands)
      1993                     $ 1,683       $ 1,155        $1,087       $ 3,925
      1994                       1,683         1,061           852         3,596
      1995                       1,683           924           188         2,795
      1996                       1,683           877             -         2,560
      1997                       1,683           730                       2,413
      Thereafter                 5,190         4,299                       9,489
                               -------        ------        ------       -------
      Total future minimum
      lease payments           $13,605        $9,046        $2,127       $24,778
                               =======        ======        ======       =======

     Certain amounts included in lease commitments will be reallocated to managed limited partnerships using the method described in Note 8.

(13) INVESTMENTS BY SPACELINK AND INTERCABLE:

     Investments in The Mind Extension University, Inc. by Spacelink and Intercable

     In June 1990, Spacelink's Board of Directors authorized the investment by Spacelink of up to $3,135,000, which at that time represented a 19 percent interest, in The Mind Extension University, Inc. ("ME/U"), a majority owned subsidiary of International. The cost of Spacelink's investment in ME/U was based on an independent third party appraisal of ME/U. During fiscal 1991, Spacelink invested $3,135,000 in ME/U and received 19 percent of the issued and outstanding common stock of ME/U. THE funds necessary for Spacelink to acquire its 19 percent interest in ME/U were provided from borrowings under Spacelink's $45,000,000 Revolving Credit Facility. Spacelink's investment in ME/U is accounted for using the equity method.

     The Board of Directors of Intercable has approved a $5,000,000 equity investment in ME/U, an affiliated entity engaged in the business of providing educational programming to cable television operators, including Intercable, and others, and the provision to ME/U of certain advertising available and other administrative and marketing considerations. The number of shares of Class A Common Stock of ME/U to be issued to Intercable in return for such investment and considerations will be based on THE average of two separate independent appraisals of ME/U. The appraisals have not yet been finalized. As of May 31, 1992, Intercable had provided approximately $1,651,000 of the committed $5,000,000 to ME/U.

     ME/U is a basic cable television network providing educational programming to cable television systems in the United States. Approximately 6 percent of the basic subscribers receiving ME/U are served by cable television systems owned by Spacelink and its affiliates.

         Purchase of 19 Percent Interest in Galactic Radio by Intercable -

         On May 31, 1991, Intercable purchased from International its 19 percent interest in Galactic Radio for $4,305,000. The purchase price was based an independent third party appraisal. Intercable has accounted for this acquisition as a transfer between entities under common control, with the excess consideration paid over the historical cost of the assets acquired being charged to retained earnings.

         Acquisition of an 81 Percent Interest in Galactic Radio by Spacelink -

         In July 1990, Spacelink issued 13,581,229 shares of its Class A Common Stock to International in exchange for 51,000 shares of Class A Common Stock and 91,000 shares of Class B Common Stock of Galactic Radio (the ("Galactic Shares"). The Galactic Shares represent 81 percent of the outstanding Class A Common Stock and Class B Common Stock of Galactic Radio. The remaining percent of Galactic Radio was owned by Glenn R. Jones, Chairman of the Board and Chief Executive Officer of Spacelink and was transferred to International and then sold to Intercable on May 31, 1991. The 81 percent ownership interest in Galactic Radio was valued at approximately $16,026,000 by an independent appraiser. For purposes of the exchange, the price of Spacelink's Class A Common Stock was $1.18 per share, which price represented the average trading price of Spacelink's Class A Common Stock for the preceding three month period.

         The acquisition of 81 percent of Galactic Radio by Spacelink was accounted for as a transfer between entities under common control and, accordingly, the assets transferred are recorded by Spacelink at International's historical cost. The results of operations of Galactic Radio are included in Spacelink's Consolidated Statements of Operations beginning on the July 1, 1990 exchange date. For comparative purposes, the per share data and weighted average number of common shares outstanding have been restated to reflect the additional shares outstanding.

         Purchase of International Aviation, Ltd. by Intercable -

         In July 1990, Intercable purchased an aircraft owned by International Aviation, Ltd. ("Aviation") a subsidiary of International by acquiring all of the common stock of Aviation for approximately $936,000 and repaying the remaining approximately $564,000 of debt outstanding an the aircraft. The purchase price was based on an independent appraisal. The acquisition of Aviation by Intercable was accounted for as a transfer between entities under common control and, accordingly, the assets transferred were recorded by Intercable at historical cost with a corresponding charge against retained earnings. The results of operations of Aviation are included in the accompanying consolidated statements of operations beginning on the July 1990 transfer date.

         Acquisition of Futurex by Spacelink -

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

         The acquisition of Futurex by Spacelink was accounted for as a transfer between entities under common control, and accordingly, the assets and liabilities transferred have been recorded by Spacelink at historical costs. If Futurex achieves the required levels of cash flow and is issued the additional 500,000 shares of Spacelink's Class A Common Stock, the fair market value of the shares on the date of issuance would be charged retained earnings.

         Investment in Jones Intercable Investors, L.P. by Intercable -

         Intercable is the general partner of Jones Intercable Investors, L.P., which was formed in September 1986. Intercable has a gross investment of approximately $22,868,000 in this partnership at May 31, 1992, which represents an interest of approximately 19 percent. Intercable's net investment is carried at cost plus equity in profits and losses less any cash distributions, whether accrued or received, and totalled $5,933,000 at May 31, 1992. Based upon the quoted market price of $10.625 per unit at May 31, 1992, the market value of this investment totalled approximately $16,922,000.

         Investment in East London Telecommunications Joint Venture by Intercable -

         In December 1988, Intercable entered into a joint venture with an unaffiliated party to acquire a principal interest in London-based East London Telecommunications Limited ("ELT"), which provides cable television and telephone service to an eastern section of London, England, including the Docklands Development Zone. Intercable had a 50 percent interest in the joint venture. In April 1992, Intercable entered into an agreement with a subsidiary of BCE Telecom International ("BCE") to sell an approximate 35 percent interest in ELT. Intercable's joint venture partner, PacTel Cable, also agreed to sell its entire interest in ELT to BCE. These transactions, which were closed on May 15, 1992, result in Intercable retaining an approximate 15 percent interest in ELT, along with management responsibilities for the cable operations. Intercable has placed 10,000,000 pounds received pursuant to this transaction in escrow in the United Kingdom to satisfy a portion of its future equity requirements in the ELT joint venture. As a result, Intercable does not anticipate that it will be required to fund any additional capital contributions to ELT to maintain its 15 percent interest for approximately the next two years. Intercable's investment in this joint venture is carried at cost plus its proportionate share of profits and losses to date through May 15, 1992 which totalled approximately $19,186,000. Subsequent to May 15, 1992, Intercable, due to the dilution of its ownership interest in ELT to 15 percent, is accounting for this investment at cost.

         Investment in Jones Cable Group by Intercable -

         Intercable owns a 38 percent interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62 percent is owned by International. In November 1989, Jones Cable Group of South Hertfordshire

         Limited ("Jones South Hertfordshire") was awarded the franchise to construct, develop and operate a cable television system in the South Hertfordshire franchise area, which is located in the northwestern suburbs of London, England (the "South Herts System"). Jones South Hertfordshire is a United Kingdom corporation originally owned by Jones Cable Group, Ltd. ("Jones Cable Group") and Jones Global Funds, Inc. ("Jones Global Funds"), both wholly owned subsidiaries of Jones Global Group.

         In February 1992, upon receipt of approval from United Kingdom regulatory authorities, Jones United Kingdom Fund, Ltd. ("Jones UK Fund"), a Colorado limited partnership of which Jones Global Funds serves as the general partner, acquired, through its nominees, Jones Global Funds and Jones Cable Group, beneficial ownership of all of the shares of Jones South Hertfordshire. Jones UK Fund reimbursed Jones Global Funds and its affiliates a total of $4,997,000, representing, at cost, their expenses in connection with obtaining, holding and maintaining the franchise rights and licenses for the South Herts System and their capital expenditures during the period before Jones UK Fund acquired the beneficial ownership of Jones South Hertfordshire, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Subsequent to the acquisition by Jones UK Fund of Jones South Hertfordshire, cost reimbursements have been and will continue to be made to Jones Global Funds and its affiliates for construction costs of the South Herts System. Through May 31, 1992, the total amount reimbursed to fund the South Herts System's construction and development totalled $6,751,000.

         During its initial public offering from August 15, 1990 through August 15, 1992 , Jones UK fund raised approximately $16,400,000 in gross offering proceeds, or $14,145,000 net of sales commission and other organization and offering costs. Because Jones UK Fund will require funds beyond those raised by its initial public offering in order to complete the construction and development of the South Herts System, Jones Global Funds, on behalf of Jones UK Fund, intends to sell additional interest in Jones UK Fund during a two-year offering period that is expected to commence in September 1992.

         Jones Cable Group, on behalf of other affiliated United Kingdom corporations, also applied for cable television franchises in various other unbuilt areas in the United Kingdom, and franchises in two other areas - Aylesbury-Chiltern and Leeds - were awarded to affiliates of Jones Cable Group. Neither of these other franchise areas have been designated for acquisition by Jones UK Fund at this time, and Jones UK Fund does not have a right of first refusal or priority to acquire the franchise rights and licenses to build systems in these franchise areas. Jones Cable Group has incurred certain costs in connection with obtaining and maintaining the franchises and licenses to build cable television systems in Aylesbury-Chiltern and Leeds. Intercable has advanced funds to Jones Cable Group for these purposes.

         During the fiscal year ended May 31, 1992, Intercable made advances to Jones Global Group totalling approximately $7,386,000 for its United Kingdom activities and as of May 31, 1992, Intercable had made advances totalling approximately $13,578,000. Of this amount, $6,751,000 was reimbursed by Jones UK Fund through May 31, 1992. Intercable's net investment in these United Kingdom activities, totalled approximately $6,500,000 as of May 31, 1992.

         Jones Spanish Holdings -

         Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38 percent by Intercable and 62 percent by International. Spanish Holdings has continued cable television system acquisition, development and operations in Zaragoza and Jerez de la Frontera/Puerto Santa Maria, Spain. These affiliates currently are seeking to acquire the rights to develop cable television operations in Spain. Intercable has made advances totalling $5,744,000 as of May, 31, 1992 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in cable television partnerships on Intercable's consolidated balance sheets due to their long-term nature, with interest charged at Intercable's weighted average cost of borrowing. Intercable's net investment in all of its Spanish activities was approximately $5,388,000 at May 31, 1992.


(15)     SUBSEQUENT EVENTS:

         On June 5, 1992, Futurex purchased from TRW Electronic Products Inc. ("EPI") and TRW Inc. ("TRW"), substantially all of the assets, properties and rights held by EPI or TRW that relate to the manufacture of facsimile encryption devices ("fax encryptors") for the commercial communications security business (the "Assets"). EPI and TRW also entered into a covenant not to compete. The purchase price paid for the Assets and the covenant not to compete was $393,000 in cash and 606,897 shares of the Class A Common Stock of Spacelink.

         In addition, Futurex agreed to pay to TRW a royalty equal to five percent of certain revenues received by Futurex from the sale of fax encryptors. The royalty will continue for ten years, unless terminated by Futurex by paying to TRW an agreed upon lump-sum amount.

         On July 29, 1992, Spacelink purchased an 81 percent interest in Jones Earth Segment, Inc. ("Earth Segment") from International in exchange for one share of Spacelink's Class A Common Stock. The remaining 19 percent of Earth Segment is owned by Glenn R. Jones. The estimated depreciated replacement cost of Earth Segment's assets totalling $1,247,000, which is comprised primarily of studio equipment and the costs incurred to date, licensing and design of the uplink facility, is approximately equal to the total liabilities of Earth Segment. Earth Segment has purchased four acres of land in the Inverness Business Park area of Englewood, Colorado and intends to construct a ground-to-satellite transmission ("uplink") facility to permit the satellite transmission of programming originated by ME/U and Jones Satellite Audio, Inc., an affiliate of Spacelink, or unaffiliated persons. Earth Segment owns an FCC license for the operation of an uplink facility. The current design of the uplink facility has been phased to allow expansion by the various groups who will utilize the facility. Phase One will be 14,000 square feet and is designed to accommodate the uplink control area and the ME/U studio. Phase One is scheduled for completion in the spring of 1993. The anticipated cost to purchase the land and construct and equip Phase One of the uplink facility is approximately $5,000,000.

         On August 20, 1992, Intercable's shareholders approved the adoption of a stock option and stock appreciation rights plan which includes incentive and nonqualified options. Options to purchase 1,800,000 shares of Intercable's Class A Common Stock may be granted to officers, directors, employees, or independent consultants to Intercable, or of any affiliate, whose judgment, initiative and efforts are expected to contribute to the successful conduct of Intercable. Options granted become exercisable in equal installments over a five year period or in such installments as determined by the committee administrating the plan.

         On May 26, 1992, the Board of Directors of Spacelink, by unanimous vote, adopted, subject to shareholder approval, Spacelink's 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan was approved by Spacelink's shareholders at a Special Meeting of Shareholders held on August 20, 1992. Under the terms of the 1992 Plan, a maximum of 5,000,000 shares of Class A Common Stock is available for grant. Options generally become exercisable in 25 percent annual cumulative increments over a four-year period commencing from the date of grant or on the first anniversary of the date of grant. The stock options expire, to the extent not exercised, on the fifth anniversary of the date of the grant, or upon the recipient's earlier termination of employment with Spacelink. All of the employees of Spacelink, its parent or any participating subsidiary, including directors of Spacelink who are also employees, are eligible to participate in the 1992 Plan. Stock options granted may be either Incentive Stock Options or Non-statutory Stock Options. Stock Appreciation Rights may be granted in tandem with the grant of stock options.

         Except with respect to options granted to officers and directors who are employees of Spacelink, the 1992 Plan will be administered by the Board of Directors of Spacelink. With respect to options granted to officers and directors who are employees of Spacelink, the Plan shall be administered by the Board of Directors, if each director is a disinterested person, or by a committee of two or more directors who are disinterested persons. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above, and has the power to grant options under the 1992 Plan that may extend for a period of up to ten years. The Board may from time to time alter, amend, suspend or discontinue the 1992 Plan. The Board of Directors may not, without approval of shareholders, (i) increase the maximum number of shares of Class A Common Stock that may be made subject to options, (ii) materially increase the benefits accruing to participants, or (iii) materially modify the requirements as to eligibility for participation.

         As of the date of this Annual Report on Form 10-K, no options had been granted under the 1992 Plan.

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