Form 10-K/A
period 1993-05-31
JONES SPACELINK LTD
filed 1994-07-07
CIK 353796

                               FORM 10-K/A NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(x)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED MAY 31, 1993
                                      OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ______ to ______
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

          Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.0l par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                                               No
               -----                                                 -----
Aggregate Market Value as of August 20, 1993 of voting stock held by non-affiliates:

                        Class A Common Stock $8,673,065

Shares outstanding of each of the registrant's classes of common stock, as of August 20, 1993:

                    Class A Common Stock: 77,572,700 shares
                      Class B Common Stock: 415,000 shares

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --X--
                                    -------

                                    PART II



          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED


                             STOCKHOLDER MATTERS



     Spacelink's Class A Common Stock, par value $.0l per share, is traded in the over-the-counter market and authorized for quotation by the National Association of Securities Dealers, Inc. (NASDAQ), under the symbol SPLKA.



     The following table shows the high and low prices of Spacelink's Class A Common Stock as reported on NASDAQ for each quarterly period of fiscal 1993 and 1992. There is no established market for Spacelink's Class B Common Stock, which is 100% owned by International.



Quarter  Ended                           High          Low
- - - --------------                           ----          ---
1993     First Quarter                  1   1/8          3/4
         Second Quarter                   15/16        19/32
         Third Quarter                  1   3/8          3/4
         Fourth Quarter                 1  5/16          5/8

1992     First Quarter                  1   5/8      1  1/16
         Second Quarter                 1   3/8      1
         Third Quarter                  1   1/8        13/16
         Fourth Quarter                 1  3/16        13/16



     At May 31, 1993, the Class A Common Stock of Spacelink was held by approximately 699 shareholders of record. All of Spacelink's Class B Common Stock, which is entitled to elect 75 % of the Board of Directors, is held by International, whose sole shareholder is Glenn R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink.



     Spacelink has never paid a cash dividend, and it has no present intention to pay cash dividends in the foreseeable future. The current policy of Spacelink is to retain earnings to provide working capital for the operation, expansion and development of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including Spacelink's earnings and financial requirements and general business conditions. Spacelink's credit agreements restrict the right of Spacelink to declare and pay cash dividends without the consent of lenders.

                                     ARTHUR
                                    ANDERSEN

                           ARTHUR ANDERSEN & CO. SC




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jones Spacelink, Ltd.:

          We have audited the accompanying consolidated balance sheets of JONES SPACELINK, LTD. (a Colorado corporation and a majority-owned subsidiary of Jones International, Ltd.) and subsidiaries as of May 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink, Ltd. and subsidiaries as of May 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1993, in conformity with generally accepted accounting principles.

          As explained in Note I of Notes to Consolidated Financial Statements, effective June 1, 1992, Jones Spacelink, Ltd. changed its method of accounting for income taxes.


                                     /s/ ARTHUR ANDERSON & CO.
                                     ARTHUR ANDERSEN & CO.


Denver, Colorado,
  August 16, 1993

CONSOLIDATED BALANCE SHEETS                                Jones Spacelink, Ltd.
As of May 31, 1993 and 1992                                and Subsidiaries

ASSETS                                                                      1993        1992
- - - ------                                                                    --------    --------
                                                                            (In Thousands)
CASH AND CASH EQUIVALENTS                                                 $  1,348    $  2,954

RECEIVABLES:
  Trade receivables, net of allowance for doubtful accounts of $577,000
     in 1993 and $535,000 in 1992                                            6,687       5,958
  Affiliated entities, net of allowance for doubtful accounts of
     $1,351,000 in 1993 and $1,171,000 in 1992                              19,510      16,307
  Other                                                                        517       1,288

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of accumulated
     depreciation of $111,155,000 in 1993 and $88,658,000 in 1992          194,942     189,484
  Franchise costs, net of accumulated amortization of $76,148,000 in
     1993 and $64,741,000 in 1992                                           94,912      81,288
  Subscriber lists, net of accumulated amortization of $27,780,000 in
     1993 and $21,927,000 in 1992                                           23,948      21,451
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $5,287,000 in 1993 and $4,213,000 in
     1992                                                                   41,251      42,807
  Noncompete agreements, net of accumulated amortization of $1,722,000
     in 1993 and $1,385,000 in 1992                                            792       1,179
  Investments in cable television managed partnerships and corporate
     stock                                                                  59,061      48,708
                                                                          --------    --------
          Total Investment in Cable Television Properties                  414,906     384,917
                                                                          --------    --------
DEFERRED TAX ASSET, net of valuation allowance of $26,161,000                6,667          --

DEPOSITS, PREPAID EXPENSES AND OTHER                                        24,334      15,419
                                                                          --------    --------
          Total Assets                                                    $473,969    $426,843
                                                                          ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS                                Jones Spacelink, Ltd.
As of May 31, 1993 and 1992                                and Subsidiaries

                                                                           1993         1992
                                                                         --------     --------
                                                                            (In Thousands)
LIABILITIES:
  Accounts Payable and Accrued Liabilities                               $ 40,722     $ 28,835
  Subscriber Prepayments and Deposits                                       5,582        5,306
  Credit Facility and other Debt of Jones Spacelink, Ltd.                  69,265       64,997
  Credit facility of Jones Intercable, Inc.                                46,000       66,000
  Subordinated debentures and other debt of Jones Intercable, Inc.        281,214      233,300
                                                                         --------     --------
     Total Liabilities                                                    442,783      398,438

DEFERRED REVENUE AND INCOME                                                 2,718        3,567

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                            21,480       15,840

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value and a $1.00 liquidation preference, 220,000,000 shares authorized at May 31, 1993 and
     1992, respectively; 77,572,700 and 75,939,689 shares issued and
     outstanding at May 31, 1993 and 1992, respectively                       776          759
  Class B Common Stock, $.01 par value and a $1.00 liquidation preference after liquidation preference to Class A Common Stock,
     415,000 shares authorized, issued and outstanding                          4            4
  Additional paid-in capital                                               47,126       37,882
  Accumulated deficit                                                     (38,520)     (26,473)
  Less: Treasury stock of Jones Intercable, Inc. at cost, net of
     minority interests                                                    (2,398)      (3,174)
                                                                         --------     --------
     Total Shareholders' Investment                                         6,988        8,998
                                                                         --------     --------
     Total Liabilities and Shareholders' Investment                      $473,969     $426,843
                                                                         ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS                      Jones Spacelink, Ltd.
For the years ended May 31, 1993, 1992 and 1991            and Subsidiaries

                                                                   1993       1992       1991
                                                                 --------   --------   --------
                                                                     (In Thousands, Except
                                                                        Per Share Data)
REVENUES:
  Subscriber service fees                                        $125,761   $106,274   $ 96,511
  Management fees                                                  19,140     17,814     16,153
  Encryption sales and manufacturing services                       4,048      3,680      1,997
  Audio programming services                                        2,917      2,156      1,190
  Brokerage fees                                                    1,754      1,693      2,486
  Partnership fees, distributions and other                           954     27,076        284
                                                                 --------   --------   --------
     Total Revenues                                               154,574    158,693    118,621

COSTS AND EXPENSES:
  Operating, general and administrative expenses, including
     amounts allocated from Jones International, Ltd. of
     $1,851,000, $2,455,000 and $3,177,000 in 1993, 1992 and
     1991, respectively                                           (93,316)   (74,395)   (66,517)
  Depreciation and amortization                                   (51,504)   (47,789)   (47,341)
                                                                 --------   --------   --------
     Operating Income                                               9,754     36,509      4,763

OTHER INCOME (EXPENSE):
  Interest expense                                                (47,177)   (44,099)   (51,393)
  Interest charged to cable television systems held for resale
     to managed limited partnerships                                   --      1,171      4,598
  Equity in losses of partnerships and affiliated companies        (4,209)    (8,111)   (12,002)
  Interest income                                                   4,346      4,791      2,331
  Litigation settlement                                                --         --     (3,413)
  Gain (loss) on sale of assets                                    (5,466)    29,933         --
  Other, net                                                       (2,258)       607       (937)
                                                                 --------   --------   --------
     Income (Loss) Before Income Tax Benefit (Provision),
       Minority Interests and Extraordinary Items                 (45,010)    20,801    (56,053)

INCOME TAX BENEFIT (PROVISION)                                      2,842     (7,554)     1,112
                                                                 --------   --------   --------
     Income (Loss) Before Minority Interests and Extraordinary
       Items                                                      (42,168)    13,247    (54,941)

MINORITY INTERESTS IN NET (INCOME) LOSS OF CONSOLIDATED
  SUBSIDIARIES                                                     31,826     (5,119)    30,376
                                                                 --------   --------   --------
     Income (Loss) Before Extraordinary Items                     (10,342)     8,128    (24,565)

EXTRAORDINARY ITEMS:
  Gain (Loss) on early extinguishment of debt by Jones
     Intercable, Inc., net of related minority interests and
     income taxes                                                  (3,399)      (568)     2,789
  Tax benefit from loss carryforward utilization by Jones
     Intercable, Inc., net of minority interests                       --      1,380         --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes, net of
     minority interests                                               329         --         --
                                                                 --------   --------   --------
          Net Income (Loss)                                      $(13,412)  $  8,940   $(21,776)
                                                                 ========   ========   ========
PER SHARE DATA:
  Income (Loss) before extraordinary items                       $   (.13)  $    .11   $   (.32)
  Effect of extraordinary items                                      (.04)       .01        .03
  Accounting change                                                    --         --         --
                                                                 --------   --------   --------
          Net Income (Loss) Per Common Share                     $   (.17)  $    .12   $   (.29)
                                                                 ========   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               76,793     76,346     76,305
                                                                 ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT        Jones Spacelink, Ltd.
For the years ended May 31, 1991, 1992 and 1993            and Subsidiaries

                                Class A            Class B        Additional   Accumu-                 Total Share-
                              Common Stock       Common Stock      Paid-in      lated     Treasury   holders' Invest-
                            ($.01 Par Value)   ($.01 Par Value)    Capital     Deficit     Stock      ment (Deficit)
                            ----------------   ----------------   ----------   --------   --------   ----------------
                                                                (In Thousands)
BALANCE, May 31, 1990             $623                $4           $ 35,825    $(12,047)  $ (2,476)      $ 21,929

  Issuance of common stock
     by Jones Intercable,
     Inc., net of minority
     interests                      --                --                 16          --         --             16
  Effects of the change in
     minority interests             --                --                421        (252)        --            169
  Issuance of Jones
     Spacelink, Ltd. Class
     A Common Stock for
     Jones Galactic Radio,
     Inc. acquisition              136                --                251          41         --            428
  Investment in Jones
     Galactic Radio, Inc.
     by Jones Intercable,
     Inc., net of minority
     interests                      --                --                 --      (1,052)        --         (1,052)
  Investment in
     International
     Aviation, Inc. by
     Jones Intercable,
     Inc., net of minority
     interest                       --                --                 --        (423)        --           (423)
  Treasury Stock
     transactions of Jones
     Intercable, Inc., net
     of minority interests          --                --                 --          --       (966)          (966)
  Dividends paid to Jones
     International, Ltd by
     The Jones Group, Ltd.          --                --                 --        (344)        --           (344)
  Net Loss                          --                --                 --     (21,776)        --        (21,776)
                                                      --
                                ------                            ----------   --------   --------   ------------
BALANCE, May 31, 1991              759                 4             36,513     (35,853)    (3,442)        (2,019)
                                ------                --          ----------   --------   --------   ------------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT        Jones Spacelink, Ltd.
For the years ended May 31, 1991, 1992 and 1993            and Subsidiaries

                                    Class A             Class B         Additional    Accumu-                   Total Share-
                                  Common Stock        Common Stock       Paid-in       Lated      Treasury    Holders' Invest-
                                ($.01 Par Value)    ($.01 Par Value)     Capital      Deficit      Stock       ment (Deficit)
                                ----------------    ----------------    ----------    --------    --------    ----------------
                                                                      (In Thousands)
BALANCE, May 31, 1991                 $759                 $4            $ 36,513     $(35,853)   $ (3,442)       $ (2,019)
  Issuance of common stock by
     Jones Intercable, Inc.,
     net of minority interests          --                 --               2,255           --          --           2,255
  Effects of the change in
     minority interests                 --                 --                (950)         614          --            (336)
  Issuance of Jones Spacelink,
     Ltd. Class A Common Stock
     to employees                       --                 --                  64           --          --              64
  Treasury stock transactions
     of Jones Intercable,
     Inc., net of minority
     interests                          --                 --                  --           --         268             268
  Dividends paid to Jones
     International, Ltd. by
     The Jones Group, Ltd.              --                 --                  --         (174)         --            (174)
  Net income                            --                 --                  --        8,940          --           8,940
                                                           --
                                    ------                               --------     --------    --------    ------------
BALANCE, May 31, 1992                  759                  4              37,882      (26,473)     (3,174)          8,998
                                                           --
                                    ------                               --------     --------    --------    ------------
  Issuance of common stock by
     Jones Intercable, Inc.,
     net of minority interests          --                 --              10,390           --          --          10,390
  Effects of change in
     minority interests                 --                 --              (3,077)       2,991          --             (86)
  Treasury stock transactions
     of Jones Intercable,
     Inc., net of minority
     interests                          --                 --                  --           --         776             776
  Issuance of Jones Spacelink,
     Ltd. Class A Common Stock
     for Jones Futura
     Foundation, Ltd.                   11                 --               1,282       (1,293)         --              --
  Issuance of Jones Spacelink,
     Ltd. Class A Common Stock
     to purchase fax
     encryption assets                   6                 --                 649           --          --             655
  Purchase of Jones Earth
     Segment, Inc.                      --                 --                  --         (333)         --            (333)
  Net loss                              --                 --                  --      (13,412)         --         (13,412)
                                                           --
                                    ------                               --------     --------    --------    ------------
BALANCE, May 31, 1993                 $776                 $4            $ 47,126     $(38,520)   $ (2,398)       $  6,988
                                    ======                 ==            ========     ========    ========    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                      Jones Spacelink, Ltd.
For the years ended May 31, 1993, 1992 and 1991            and Subsidiaries

                                                                                     1993         1992         1991
                                                                                   ---------    ---------    ---------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $ (13,412)   $   8,940    $ (21,776)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary tax benefit from loss carryforward utilization net of loss on early extinguishment of debt by Jones Intercable, Inc., and net of minority
      interests                                                                        3,399         (812)      (2,789)
    Minority interests in net income (loss) of consolidated subsidiaries             (31,826)       5,119      (30,376)
    Cumulative effect of change in method of accounting for income taxes, net of
      minority interests                                                                (329)          --           --
    Loss (gain) on sale of assets                                                      5,466      (29,933)          --
    Depreciation and amortization                                                     51,504       47,789       47,341
    Deferred income tax benefit (provision)                                           (2,553)       7,554       (1,206)
    Deferral (recognition) of distribution revenue                                     4,778      (20,373)      20,373
    Recognition of deferred revenue and income                                          (849)        (431)        (370)
    Equity in losses of limited partnerships and affiliated companies                  4,209        8,111       12,002
    Amortization of discounts on debentures                                              348          808          860
    Write-off of plant                                                                 1,388           --           --
    Increase in trade accounts receivable                                               (729)      (1,976)        (609)
    Decrease in other receivables, deposits, prepaid expenses and other assets        (2,276)       1,893        7,312
    Increase (decrease) in accounts payable and accrued liabilities and
      subscriber prepayments and deposits                                             10,181       (3,807)         581
                                                                                   ---------    ---------    ---------
        Net cash provided by operating activities                                     29,299       22,882       31,343
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems by Jones Intercable, Inc.                     (72,486)          --           --
  Purchase of property, plant and equipment, net                                     (29,979)     (19,295)     (30,737)
  Sale of cable television system by Jones Intercable, Inc.                           18,170       15,000           --
  Liquidation of partnership interest by Jones Intercable, Inc.                           --       40,000           --
  Reimbursement of partnership investment                                                 --        7,256           --
  Sales of cable television systems held for resale to managed partnerships and
    other affiliated entities                                                             --       28,467       96,950
  Investment in cable television systems held for resale to limited partnerships          --      (26,923)      (6,249)
  Investments in cable television partnerships and corporate stock                    (5,812)     (19,534)     (44,760)
  Investment in The Mind Extension University, Inc. by Jones Intercable, Inc.         (8,349)      (1,651)          --
  Investment in International Aviation, Ltd. and Jones Galactic Radio, Inc. by
    Jones Intercable, Inc.                                                                --           --       (5,241)
  Purchase of fax encryption assets                                                     (393)          --           --
  Other, net                                                                           3,229        3,128        5,985
                                                                                   ---------    ---------    ---------
        Net cash provided by (used in) investing activities                          (95,620)      26,448       15,948
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Effects on shareholders' investment of changes in minority interests                   (86)        (336)         169
  Payment of dividends to Jones International, Ltd. by The Jones Group, Ltd.              --         (174)        (344)
  Proceeds from borrowings, primarily by Jones Intercable, Inc.                      211,472      140,530       89,035
  Repayment of borrowings, primarily by Jones Intercable, Inc.                      (227,288)    (161,139)    (115,371)
  Redemption of debentures by Jones Intercable, Inc.                                (225,557)     (33,180)     (20,749)
  Proceeds from debenture offering by Jones Intercable, Inc.                         253,839           --           --
  Proceeds from issuance of Jones Intercable, Inc. Class A Common Stock and Class
    A Common Stock Options                                                            58,234        9,949          (66)
  Decrease (increase) in advances to affiliated entities                              (3,822)      (4,571)       2,627
  Decrease (increase) in minority interests in consolidated subsidiaries               4,093       (2,190)      (3,727)
  Sale (purchase) of treasury stock by Jones Intercable, Inc., net of minority
    interests                                                                            776          268         (966)
  Other, net                                                                          (6,946)         366       (1,497)
                                                                                   ---------    ---------    ---------
        Net cash provided by (used in) financing activities                           64,715      (50,477)     (50,889)
                                                                                   ---------    ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,606)      (1,147)      (3,598)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                        2,954        4,101        7,699
                                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                          $   1,348    $   2,954    $   4,101
                                                                                   =========    =========    =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                          MAY 31, 1993, 1992 AND 1991



(1) ORGANIZATION AND BASIS OF PRESENTATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



         Organization and Basis of Presentation



         Jones Spacelink, Ltd. ("Spacelink") was incorporated on March 24, 1980, and since its inception has been majority-owned by Jones International, Ltd. ("International"), whose sole shareholder is Glenn
         R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink. As of May 31, 1993, International, Glenn R. Jones and certain of their affiliates owned 65,981,148 shares, or approximately 85 percent of Spacelink's outstanding Class A Common Stock and 415,000 shares, or 100 percent, of Spacelink's outstanding Class B Common Stock.



         As of May 31, 1993, Spacelink had authorized 220,000,000 shares of Class A Common Stock and 415,000 shares of Class B Common Stock. Neither class has a preference with respect to dividends or upon liquidation. At May 31, 1993, certain provisions of Spacelink's credit agreements restrict it from paying cash dividends. With respect to voting matters not requiring a class vote, the holders of the Class A Common Stock and the holders of the Class B Common Stock vote as a single class provided, however, that holders of Class B Common Stock have one vote for each share and holders of Class A Common Stock have one-twentieth of one vote for each share. In addition, with respect to the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of directors which constitutes 25 percent of the total membership of the Board of Directors.



         Spacelink's consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex") and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio"), Jones Earth Segment, Inc. ("Earth Segment") and Jones Intercable, Inc. ("Intercable"). At May 31, 1993, Spacelink owned directly 80.1 percent and indirectly an additional 3.3 percent of the Common Stock of Jones Group, 81 percent directly and indirectly
         3.2 percent of Galactic Radio, 81 percent of Earth Segment and approximately 58 percent of the outstanding Common Stock (17 percent of both classes of outstanding shares) of Intercable.

         Because Intercable's Common Stock has a voting preference over Intercable's Class A Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain provisions of Intercable's loan agreements limit the amount of funds it may loan or advance to its affiliates, including Spacelink. As a result of these limitations, the net assets of Intercable are generally not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these limitations will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chief Executive Officer, Glenn R. Jones, or his personal representative. Spacelink's share of the net restricted assets of Intercable, defined as Intercable's total shareholder's investment less related minority interests, included in the accompanying balance sheet was $4,199,000 at May 31, 1993.

         During fiscal 1991, Intercable recognized net losses, in part because of depreciation and amortization expenses and from the deferral of certain partnership fees and distributions, which at May 31, 1991 caused the minority interests in the net losses of Intercable to exceed the minority interests in the equity capital of Intercable. As required by generally accepted accounting principles, the minority interest in the net losses of Intercable in excess of the minority interest in the equity capital of Intercable must be charged to Spacelink. As a result, during fiscal 1991, Spacelink recorded losses of $7,170,000 in excess of its then 24 percent interest in Intercable's fiscal 1991 net loss. During fiscal 1992, Intercable recognized net income which created positive shareholders' equity and as a result, all of the $7,170,000 of excess losses recorded by Spacelink in fiscal 1991 were charged to the minority interests in Intercable during fiscal 1992.

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

         Futurex is engaged in the business of developing and manufacturing security products which provide encrypt/decrypt and message authentication capabilities. The security products are sold primarily to the financial community. In addition, Futurex provides contract manufacturing services to the electronics industry.

         Galactic Radio, through a subsidiary, is in partnership with an unaffiliated company in the joint venture known as "Superaudio." Superaudio is in the audio programming business and provides satellite-delivered audio services to cable television system operators, which in turn provide the audio services to their cable system subscribers. Superaudio's accounts are reflected using the equity method of accounting. Galactic Radio is also in the business, through Jones Satellite Networks, Inc. ("Satellite Networks"), a wholly owned subsidiary, of delivering programming to radio stations throughout the United States via satellite. Satellite Network's accounts are consolidated with Galactic Radio.

         Earth Segment owns and operates a ground-to-satellite transmission ("Uplink") facility, which currently uplinks programming originated by The Mind Extension University, Inc. ("ME/U"), Satellite Networks and Superaudio.

         Summary of Significant Accounting Policies

         Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents, which principally relate to Intercable, include cash on hand, amounts due from banks and all highly liquid investments purchased with a maturity of three months or less, when acquired.

         Supplemental disclosures of amounts paid for consolidated income taxes and interest during the years ended May 31, 1993, 1992 and 1991 are as follows:

                                                          1993             1992               1991
                                                          ----             ----               ----
                                                                         (In Thousands)
Income taxes paid (received)                          $         -     $      (2,226)     $         132
                                                      ===========     =============      =============
Interest, net of amounts charged to cable
television systems held for resale                    $    42,702     $      44,730      $      48,214
                                                      ===========     =============      =============

         Supplemental disclosures of noncash investing and financing activities for the years ended May 31, 1993, 1992 and 1991 are as follows:

         As described in Note 5, in June 1992, Futurex purchased substantially all of the assets of a fax encryption business using $393,000 in cash and by issuing to the sellers 606,897 shares of Spacelink's Class A Common Stock. As a result of this acquisition, Futurex acquired $984,000 of assets, assumed $68,000 of liabilities and acquired $654,000 of equity. In July 1992, as described in Note 5, Spacelink acquired 81 percent of the Class A and Class B Common Stock of Earth Segment by issuing one share of its Class A Common Stock. As a result of the Earth Segment acquisition, Spacelink acquired $527,000 of assets and assumed $860,000 of liabilities and acquired $333,000 of equity. In March 1993, as described in Note 5, Spacelink acquired Futura by issuing 1,026,113 shares of its Class A Common Stock to International. As a result of this acquisition, Spacelink acquired equity totalling $11,000. During fiscal 1993, Intercable recorded $4,080,000 of additional paid-in capital related to the Class A Common Stock options granted December 6, 1992.

         No material non-cash investing or financing transactions occurred during fiscal 1992. In July 1990, as described in Note 3, Spacelink acquired 81 percent of the Class A and Class B Common Stock of Galactic Radio by issuing 13,581,229 shares of its Class A Common Stock. As a result of the acquisition, Spacelink acquired assets of $1,019,000, assumed liabilities totalling $599,000 and acquired equity totalling $428,000.

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

         Property, Plant and Equipment - Prior to receiving the first revenues from subscribers of a cable television system, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of construction, but no longer than two years (defined as the "prematurity period"), portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. No such amounts were capitalized during the years ended May 31, 1993, 1992 and 1991. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television are capitalized and included as "distribution systems". Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

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

         Other Intangible Assets - Costs assigned to other intangible assets are being amortized using the straight-line method over the following estimated useful lives:


               Subscriber lists                                   5-7 years
               Costs in excess of interests in
                net assets purchased                               40 years
               Noncompete agreements                              3-5 years

         Deferred Financing Costs - Costs incurred in connection with the issuance Of subordinated debentures are deferred and amortized using the effective interest method over the life of such issues. Costs incurred in connection with the execution of commercial bank credit agreements are deferred and amortized using the straight-line method over the lives of such agreements.

         Investment in Cable Television Systems Held for Resale to Managed Limited Partnerships - Revenues and expenses attributable to cable television systems held on behalf of managed partnerships are not reflected in the consolidated statements of operations. Any net cash deficiency generated by systems held for resale, which is defined as the excess of operating expenses and interest expense over operating receipts, is capitalized as carrying costs and included in the amounts shown as investments in cable television systems held for resale to managed limited partnerships.

         Recognition of Brokerage Fees - Recognition of brokerage fees earned upon the acquisition of cable television systems by Spacelink or Intercable is initially deferred and such fees are recognized as revenue as the related assets are amortized by Spacelink or Intercable, or at such time as the cable television systems are transferred to a non-consolidated entity. Total deferred brokerage fees at May 31, 1993 and 1992 were approximately $2,548,000 and $3,396,000, respectively, and are included in deferred revenue and income in the accompanying consolidated balance sheets. See Note 3 for further information with respect to brokerage fees earned by Jones Group.

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

         Income Taxes - Spacelink and its consolidated subsidiaries excluding Intercable are members of a tax allocation agreement with International and International's other subsidiaries. Pursuant to the terms of the agreement, tax (provisions) benefits are provided to the members of the tax sharing group based on their respective pro rata contribution of taxable (income) loss to International's consolidated taxable (income) loss. Effective June 1, 1993, International's investment in Spacelink fell below the 80 percent ownership requirement for inclusion in the sharing agreement. Therefore, effective June 1, 1993, Spacelink will file separate Federal and state income tax returns.

         Effective June 1, 1992, Spacelink and Intercable adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.

         Intercable files separate Federal and state income tax returns and, as a result, provides for taxes on a separate-company basis using the deferred tax method.

         Net Income (Loss) Per Common Share - Net income (loss) per share is computed based on the weighted average number of Spacelink's shares of Class A Common Stock and Class B Common Stock outstanding. Options to purchase shares of Class A Common Stock have not been included in the computation as the effect would be either insignificant or anti-dilutive.

         Reclassifications - Certain prior year amounts have been reclassified to conform to fiscal year 1993 presentation.

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

         The cable television systems owned by Spacelink and Intercable receive programming from ME/U, which is 62 percent owned by a subsidiary of International, 25 percent by Intercable and 13 percent by Spacelink.

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

         Jones Earth Segment, Inc. a wholly owned subsidiary of Spacelink has purchased four acres of land in the Inverness Business Park area of Englewood, Colorado for the purpose of constructing a ground-to-satellite transmission ( "uplink") facility to permit satellite transmission of programming originated by ME/U and Spacelink's affiliated audio programming companies. Earth Segment owns an FCC license for the operation of an uplink facility. The design of the uplink facility has been phased to allow expansion from time to time according to Spacelink's needs. The first phase was completed in June 1993 at a cost of approximately $5,000,000.

         Jones Futura Foundation, Ltd., a wholly owned subsidiary of International, until March 3, 1993 when it was acquired by Spacelink (See Note 5), has licensed to Futurex exclusive rights to manufacture, market and sell certain data encryption hardware and software products. The license fee is equal to 10 percent of Futurex's revenues from the sale of certain encryption hardware and software products.

         Intercable has entered into a license agreement with Jones Space Segment, Inc. ("Space Segment") , a subsidiary of International, to use a non-preemptible transponder on a domestic communications satellite which Space Segment currently leases. Intercable agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the license at any time upon 30 days written notice to Intercable, and Intercable has the right to extend the license for an additional one year period. Intercable recognized $700,000 of rental expense related to this lease in fiscal 1993.

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

                                                          For the Year Ended May 31,
                                                      --------------------------------
                                                      1993           1992         1991
                                                      ----           ----         ----
                                                                (In Thousands)
         Jones Information Management, Inc.         $  910         $  807       $  873
         International Aviation, Ltd.                    -              -          101
         Jones Properties, Inc., net of
          subleasing reimbursements                    416            511          471
         Superaudio                                    176            157          153
         The Mind Extension University, Inc.           103             87           88
         Jones Futura Foundation, Ltd.                 100            178          163
         Jones International Securities, Ltd.           72            645        1,082
         Other operating, general and
          administrative expenses                       74             70          246
                                                    ------         ------       ------
              Total allocated expenses net of
                reimbursements                      $1,851         $2,455       $3,177
                                                    ======         ======       ======


         Spacelink and its consolidated subsidiaries including Intercable reimburse International for certain allocated costs as described above. In addition, Spacelink and its consolidated subsidiaries excluding Intercable are allocated tax provisions (benefits) from International pursuant to a tax allocation agreement with International. In August 1992, the tax allocation agreement with International was amended (the "Tax Sharing Agreement") giving International the option to either make a payment of the tax benefits due the subsidiary members of the Tax Sharing Agreement or to defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to International or to a Federal or state taxing authority. Any deferred amounts will be due and payable no later than five years from the date the deferred amount originates and such deferred amounts will accrue interest at the prime rate in effect at the time the deferred amount originates. These deferral provisions of the Tax Sharing Agreement also apply to the outstanding amounts due Spacelink from International for tax benefits for the fiscal year ended May 31, 1991 of $826,000.

         For the fiscal years ended May 31, 1993 and 1992, the tax benefits due Spacelink from International totalled $289,000 and $355,000, respectively.

         Spacelink, International and Intercable currently own 13 percent, 62 percent and 25 percent, respectively, of the outstanding stock of ME/U, a company engaged in the provision of educational programming to cable operators and others. In September 1991, Spacelink's Board of Directors authorized Spacelink to make advances of up to $2,000,000 to International and/or certain of its affiliates, including ME/U. These amounts accrued interest at Spacelink's weighted average cost of borrowing plus 2 percent, and were due 180 days after demand by Spacelink. These advances to International were repaid in April 1993.

         At May 31, 1993 and 1992 amounts due from International to Spacelink and its consolidated subsidiaries including Intercable were as follows:

                                                         May 31,         May 31,
                                                          1993            1992
                                                         -------         -------
                                                             (In Thousands)
         Spacelink:
          Amounts due for tax benefits and related
           interest                                        $1,481        $1,602
          Advances to The Mind Extension University,
           Inc. and accrued interest                            -         2,024
          Other advances to (from) International              (89)           66
                                                           ------        ------

          Total due Spacelink                               1,392         3,692
                                                           ------        ------

         Intercable:
          Advances to The Mind Extension University,
           Inc. and accrued interest                        2,000         2,000
                                                           ------        ------

          Total due Intercable                              2,000         2,000
                                                           ------        ------

         Total due from International                      $3,392        $5,692
                                                           ======        ======

         In connection with the above advances due Spacelink and its consolidated subsidiaries including Intercable, interest was charged to International on these advances at rates which approximated International's average borrowing rates during the respective periods. For the years ended May 31, 1993, 1992 and 1991 Spacelink and its consolidated subsidiaries recorded interest income (expense) totalling $462,000, $374,000 and ($3,000), respectively.

         Spacelink has guaranteed $2,500,000 of indebtedness of an affiliate and to the extent that the affiliate is not in a position to pay back the money on November 30, 1993, Spacelink's guarantee may be called. At this point Spacelink does not anticipate having to perfect the guarantee.

         Also, see Note 8 for other information with respect to transactions between Spacelink, Intercable and their managed limited partnerships and see Note 10 for information with respect to income tax provisions (benefits) between Spacelink and International.

(3)      INVESTMENTS IN AFFILIATES BY SPACELINK AND INTERCABLE:

         Investments in The Mind Extension University, Inc. by Spacelink and Intercable -

         In June 1990, Spacelink's Board of Directors authorized the investment by Spacelink of up to $3,135,000, which at that time represented a 19 percent interest in ME/U, a majority owned subsidiary of International engaged in the business of providing educational programming to cable television operators, including Spacelink and its affiliates. The cost of Spacelink's investment in ME/U was based on an independent third party appraisal of ME/U. During fiscal 1991, Spacelink invested $3,135,000 in ME/U and received 19 percent of the issued and outstanding common stock of ME/U. Spacelink's investment in ME/U has been reduced to 13 percent of the issued and outstanding common stock of ME/U at May 31, 1993 due to the investment in ME/U by Intercable as described below. Spacelink's investment in ME/U is accounted for using the equity method.

         On April 17, 1992, the Board of Directors of Intercable approved a $5,000,000 equity investment in ME/U. In October 1992, Intercable made an additional $5,000,000 equity investment in ME/U on the same terms and conditions as its previous $5,000,000 investment. In return for its $10,000,000 investment and the provision to ME/U of certain advertising avails and other administrative and marketing considerations, Intercable received 54,751 shares of Class A Common Stock of ME/U, which represents a 25 percent interest in ME/U. In May 1993, the Board of Directors of Intercable approved a $10,000,000 advance to ME/U on an as needed basis. Of this advance, $5,000,000 will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at Intercable's weighted average cost of borrowing plus two percent.

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

         Investment in Encom Cable TV Telecommunications, Ltd. Joint Venture by Intercable -

         In December 1988, Intercable entered into a joint venture with an unaffiliated party to acquire a principal interest in London-based East London Telecommunications Limited ("ELT"), which provided cable television and telephone service to an eastern section of London, England, including the Docklands Development Zone. Intercable had a 50 percent interest in the joint venture. In April 1992, Intercable entered into an agreement with a subsidiary of BCE Telecom International ("BCE") to sell an approximate 35 percent interest in ELT. Intercable's joint venture partner, PacTel Cable, also agreed to sell its entire interest in ELT to BCE. These transactions, which were closed on May 15, 1992, result in Intercable retaining an approximate 15 percent interest in ELT now known as Encom Cable T.V. Telecommunications, Ltd. ("Encom"), along with management responsibilities for the cable operations. Intercable has placed 10,000,000 pounds received pursuant to this transaction in escrow in the United Kingdom to satisfy a portion of its future equity requirements in Encom. As a result, Intercable does not anticipate that it will be required to fund any additional capital contributions to Encom to maintain its 15 percent interest for approximately the next year. Intercable's investment in this joint venture is carried at cost plus its proportionate share of profits and losses to date through May 15, 1992 which totalled approximately $19,186,000. Subsequent to May 15, 1992, Intercable, due to the dilution of its ownership interest in ELT to 15 percent, is accounting for this investment at cost.

         Investment in Jones Global Group by Intercable -

         Intercable owns a 38 percent interest in Jones Global Group, Ltd. ("Jones Global Group") , a Colorado corporation of which 62 percent is owned by International. In November 1989, Jones Cable Group of South Hertfordshire Limited ("Jones South Hertfordshire") was awarded the franchise to construct, develop and operate a cable television system in the South Hertfordshire franchise area, which is located in the northwestern suburbs of London, England (the "South Herts System"). Jones South Hertfordshire is a United Kingdom corporation originally owned by Jones Cable Group, Ltd. ("Jones Cable Group") and Jones Global Funds, Inc. ("Jones Global Funds"), both wholly owned subsidiaries of Jones Global Group.

         In February 1992, upon receipt of approval from United Kingdom regulatory authorities, Jones United Kingdom Fund, Ltd. ("Jones UK Fund"), a Colorado limited partnership of which Jones Global Funds serves as the general partner, acquired, through its nominees, Jones Global Funds and Jones Cable Group, beneficial ownership of all of the shares of Jones South Hertfordshire. Jones UK Fund reimbursed Jones Global Funds and its affiliates a total of $4,997,000, representing, at cost, their expenses in connection with obtaining, holding and maintaining the franchise rights and licenses for the South Herts System and their capital expenditures during the period before Jones UK Fund acquired the beneficial ownership of Jones South Hertfordshire, plus the amount of operating and interest expenses in excess of operating receipts incurred during such period. Such amounts have been reimbursed through Jones Global Funds to Intercable. Subsequent to Jones UK Fund's investment in Jones South Hertfordshire, cost reimbursements have been and will continue to be made to Jones Global Funds and its affiliates for construction and operating costs of the South Herts System.

         During its initial public offering from August 15, 1990 through August 15, 1992, Jones UK fund raised approximately $16,531,000 in gross offering proceeds, or $14,258,000 net of sales commission and other organization and offering costs. Because Jones UK Fund will require funds beyond those raised by its initial public offering in order to complete the construction and development of the South Herts System, Jones UK Fund is selling additional interests pursuant to a two-year offering that commenced in September 1992. From September 14, 1992, through August 20, 1993, Jones UK Fund had raised an additional $13,994,000 in gross offering proceeds relating to this second offering which, combined with the initial offering, totalled approximately $30,521,000 in gross offering proceeds, or $26,324,000 net of sales commissions and other organization and offering costs. Intercable has committed to invest $5,000,000 in the South Herts System. The investment will be in the form of a purchase of capital stock of Jones South

         Hertfordshire. In addition, Intercable has agreed to loan up to $10,000,000, on a non-permanent basis, to Jones South Hertfordshire on an as needed basis. Intercable made advances from inception to Jones South Hertfordshire to fund the development and construction of the South Herts System totalling approximately $23,378,000. As of May 31, 1993, approximately $20,648,000 had been reimbursed by Jones UK Fund. These advances have been reflected as investments in cable television partnerships and affiliates on Intercable's consolidated balance sheets due to their expected long-term nature, with interest charged at Intercable's weighted average cost of borrowing.

         Jones Global Group, on behalf of other affiliated United Kingdom corporations, also applied for cable television franchises in various other unbuilt areas in the United Kingdom, and franchises in two other areas - Aylesbury-Chiltern and Leeds - were awarded to affiliates of Jones Global Group. Jones Cable Group of Leeds Holdings plc ("Jones of Leeds") has obtained commitments from equity investors and banks to provide 152,500,000 pounds for the construction and operation of the cable television and telecommunications system for Leeds. A group of investors subscribed for 77,500,000 pounds of equity and the banks have agreed to lend 75,000,000 pounds on a non-recourse basis. The commitments of the equity investors and the banks are interconditional and are subject to certain UK regulatory approvals and other closing conditions which are expected to occur no later than September 30, 1993. As one of the equity investors, Intercable has committed to invest 11,625,000 pounds over the next 2-1/2 years, of which approximately 3,000,000 pounds is required during fiscal 1994. Jones Cable Group will manage the Leeds project pursuant to a management agreement. Jones Global Group has incurred certain costs in connection with obtaining and maintaining the franchises and licenses in both Aylesbury-Chiltern and Leeds. Intercable has advanced funds to Jones Global Group for these purposes. As of May 31, 1993, Intercable's advances totalled approximately $2,920,000. Intercable will be reimbursed for developmental costs incurred relating to the Leeds franchise. These advances have been reflected as investments in cable television partnerships and affiliates on Intercable's consolidated balance sheets due to their long-term nature, with interest charged at Intercable's weighted average cost of borrowing.

         Jones Spanish Holdings -

         Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38 percent by Intercable and 62 percent by International. Spanish Holdings has continued cable television system acquisition, development and operations in Zaragoza and Jerez de la Frontera/Puerto Santa Maria, Spain. These affiliates currently are seeking to acquire the rights to develop cable television operations in Spain. Intercable has made advances totalling $1,251,000 as of May 31, 1993 and has advanced $6,995,000 as of May 31, 1993 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in cable television partnerships and affiliates on Intercable's consolidated balance sheets due to their long-term nature, with interest charged at Intercable's weighted average cost of borrowing. Intercable's net investment in all of its Spanish activities was approximately $6,775,000 at May 31, 1993.

(4)      JONES GROUP BROKERAGE FEES AND DIVIDENDS:

         As described in Note 1, Jones Group performs brokerage services for Spacelink, Intercable and their managed limited partnerships. Brokerage fees earned by Jones Group from these entities are as follows:

                                                                     May 31,
                                                       ------------------------------
                                                        1993         1992       1991
                                                       ------       ------     ------
                                                                (In Thousands)
Earned from Spacelink and Intercable                   $  523       $   65     $    8
Earned from third parties                                   -           62          -
Earned from Managed Limited Partnerships                2,214        1,135      2,108
                                                       ------       ------     ------
Total Brokerage Fees                                    2,737        1,262      2,116
Recognition (Deferral) of Brokerage Fees                 (983)         431        370
                                                       ------       ------     ------
Brokerage Fees, net                                    $1,754       $1,693     $2,486
                                                       ======       ======     ======

         During the years ended May 31, 1993, 1992 and 1991, Jones Group paid dividends to International in the amount of $-0-, $174,000 and $344,000, respectively.

         Jones Group dividends relating to earnings from brokerage fees in connection with certain purchase and sale transactions which were pending when Spacelink acquired International's remaining 20.1 percent interest in the Jones Group in January 1989, accrued to the benefit of Spacelink, Intercable and International based on their respective ownership percentages immediately preceding the January 1989 exchange. All other Jones Group dividends accrued to the benefit of Spacelink and Intercable based on their direct equity ownership of 80.1 and 19.9 percent, respectively.

(5)      ACQUISITIONS BY SPACELINK:

         On June 5, 1992, Futurex purchased from TRW Electronic Products Inc. ("EPI") and TRW Inc. ("TRW"), substantially all of the assets, properties and rights held by EPI or TRW that relate to the manufacture of facsimile encryption devices ("fax encryptors") for the commercial communications security business (the "Assets"). EPI and TRW also entered into a covenant not to compete. The $1,046,000 purchase price for the Assets and the covenant not to compete was paid using $393,000 in cash and by issuing to the sellers 606,897 shares of Spacelink's Class A Common Stock. The acquisition of the Assets was accounted for as a purchase. In addition, Futurex agreed to pay to TRW a royalty for a period of ten years equal to five percent of certain revenues received by Futurex from the sale of fax encryptors.

         On July 29, 1992, Spacelink purchased an 81 percent interest in Earth Segment from International in exchange for one share of Spacelink's Class A Common Stock. The remaining 19 percent of Earth Segment is owned by Glenn R. Jones. The estimated replacement cost, net of depreciation, of Earth Segment's assets totalling $1,247,000, which is comprised primarily of studio equipment and the costs incurred through July 29, 1992 to license and design an uplink facility, is approximately equal to the total liabilities of Earth

         Segment assumed by Spacelink. The acquisition of 81 percent of Earth Segment by Spacelink was accounted for as a transfer between entities under common control and, accordingly, the assets transferred are recorded by Spacelink at International's historical cost. The results of operations of Earth Segment are included in Spacelink's Consolidated Statements of Operations, beginning on July 29, 1992.

         Earth Segment has purchased four acres of land in the Inverness Business Park area of Englewood, Colorado for the purpose of constructing a ground-to-satellite transmission ("uplink") facility to permit satellite transmission of programming originated by ME/U and Spacelink's affiliated audio programming companies. Earth Segment owns an FCC license for the operation of an uplink facility. The design of the uplink facility has been phased to allow expansion from time to time according to Spacelink's needs. The first phase was completed in June 1993 at a cost of approximately $5,022,000.

         On March 3, 1993, Spacelink issued 1,026,113 shares of its Class A Common Stock to International for all of the outstanding shares of Jones Futura Foundation, Ltd., ("Futura") who's sole asset is a royalty agreement which requires Futurex to pay to Futura a royalty of 10 percent on certain data encryption hardware and software products. The acquisition of Futura will enable Spacelink to extinguish the license agreement and to end any further royalty payments. For the purposes of this transaction, Futura was valued at $844,000, which was based on the discounted value of the estimated future revenue stream. In addition, for purposes of determining the number of shares issued, Spacelink's Class A Stock was valued at $.82 per share, which represented the average trading price of the Class A Stock for the preceding three month period. However, as required by generally accepted accounting principles the transaction was recorded using the price of Spacelink's Class A Common Stock as of the date the transaction closed. The price of Spacelink's Class A Common Stock on March 3, 1993 was $1.25 resulting in a valuation of $1,282,641.

(6)      ACQUISITIONS BY SPACELINK ON BEHALF OF SPACELINK-MANAGED PARTNERSHIPS:

         Acquisition of Cable Television Systems -

         In August 1990, Spacelink entered into an agreement with unaffiliated parties to acquire, for the account of Jones Growth Partners II L.P. ("Jones Growth II") a Spacelink-managed limited partnership, the cable television systems serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills and Laguna Niguel, and certain portions of unincorporated Orange County, all in the State of California (the "Orange County Cluster"). Upon execution of the agreement, Spacelink deposited $1,400,000 in escrow. Because Jones Growth II did not have sufficient funds to acquire the Orange County Cluster by the closing date, on September 6, 1991, Spacelink acquired the Orange County Cluster, on behalf of Jones Growth II, through its wholly owned subsidiary Jones Spacelink Acquisition Corporation ("Acquisition Corp."), for a purchase price of $29,012,000.

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

         In January 1992, Acquisition Corp. entered into a letter of intent to sell to an unaffiliated party, the portion of the Orange County Cluster that serves cable television subscribers in Laguna Niguel, California. On April 28, 1992, the Laguna Niguel system was sold for a price of $2,100,000. Jones Group received a brokerage fee of $52,500 from the purchaser of the Laguna Niguel system in connection with the brokerage firm's efforts to arrange the sale of the Laguna Niguel system.

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

(7)      SALES AND ACQUISITIONS BY INTERCABLE:

         Sales of Cable Television Systems by Intercable -

         On August 13, 1991, Intercable entered into an agreement with Crown Cable Wisconsin, Inc. ("Crown"), a subsidiary of Hallmark Cards, Inc., to sell its Onalaska, Wisconsin cable television system (the "Onalaska System") for approximately $15,000,000. Closing on this transaction occurred on December 19, 1991. Intercable recognized a gain on the sale of the Onalaska System before income taxes of approximately $6,400,000.

         On January 15, 1993, Intercable entered into an agreement with Alert Cable T.V. of North Carolina, Inc. ("Alert") , an affiliate of Cablevision Industries, Inc., to sell its Gaston County, North Carolina system (the "Gaston System") to Alert for $40,000,000, subject to normal closing adjustments. Intercable was informed on June 4, 1993 that Alert did not intend to consummate the transactions and that it was terminating the agreement on the grounds that there had been a material adverse change in the business of the Gaston System as a result of the FCC's recent rate regulation rulings. Intercable has accepted Alert's termination of the agreement and has returned any funds put into escrow by Alert.

         During fiscal 1993, Intercable sold the cable television systems serving a portion of San Diego, California and Riverside, California for $18,170,000. Intercable recognized a loss relating to these transactions of $5,466,000. Jones Group received a brokerage fee totalling $454,000 or 2-1/2 percent of the purchase prices.

         Acquisition of Cable Television Systems by Intercable -

         On September 29, 1992, Intercable entered into an agreement with Jones Intercable Investors, L.P. (the "Partnership"), a publicly traded master limited partnership for which Intercable is general partner, to acquire from the Partnership the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") for $73,200,000. The purchase price was determined based on the average of three separate, independent appraisals of the Alexandria System. In addition, Jones Group received a brokerage fee of approximately $1,831,000 or 2 1/2 percent of the purchase price. Closing on this transaction occurred on November 2, 1992. Intercable funded this acquisition with $60,000,000 drawn on its revolving credit facility, the $4,778,000 distribution Intercable received from the Partnership's sale proceeds as a Class A unit holder in the Partnership, the $2,832,000 distribution paid to Intercable which represented the accrued but unpaid distributions on Class B units held by Intercable during the first three years of the Partnership's operations, and cash on hand. In addition, Intercable, through its 19 percent ownership interest in the Partnership, realized a $9,018,000 gain upon the sale of the Alexandria System which was recorded as a reduction in the basis of the assets purchased as a result of Intercable's continuing equity interest in the Alexandria System. The system served approximately 35,000 basic subscribers at November 30, 1992.

         The pro forma effect of the acquisition of the Alexandria System and the sale of the California systems on the results of operations for the year ended May 31, 1993 and 1992, assuming this transaction had occurred at the beginning of fiscal year 1992, is presented in the following unaudited tabulation:

                                       As Reported           Pro Forma               Pro Forma
                                      May 31, 1993          Adjustments             May 31, 1993
                                      ------------          -----------             ------------
                                                (In Thousands, except Per Share Data)
Revenues                               $ 154,574               $ 3,227               $ 157,801
                                       =========               =======               =========
Operating Income (Loss)                $   9,754               $ 1,298               $  11,052
                                       =========               =======               =========
Net Loss                               $ (13,412)              $   918               $ (12,494)
                                       =========               =======               =========
Net Loss Per Common
 Share                                 $    (.17)              $   .01               $    (.16)
                                       =========               =======               =========

                                       As Reported           Pro Forma               Pro Forma
                                      May 31, 1992          Adjustments             May 31, 1992
                                      ------------          -----------             ------------
                                                 (In Thousands, except Per Share Data)

Revenues                               $ 158,693              $ 11,070               $ 169,763
                                       =========               =======               =========
Operating Income (Loss)                $  36,509              $     (8)              $  36,501
                                       =========               =======               =========
Net Income (Loss)                      $   8,940              $   (822)              $   8,118
                                       =========               =======               =========
Net Loss (Loss) Per
 Common Share                          $     .12              $   (.01)              $     .11
                                       =========               =======               =========

         On January 28, 1993, Intercable entered into an agreement with American Cable TV Investors 2 ("ACT 2") to acquire for its own account the cable television systems serving North Augusta, South Carolina, and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by Intercable on behalf of one of its partnerships. The agreement provides that Intercable is not obligated to perform if, between the date of the agreement and the closing, a material adverse change in the financial condition of the North Augusta System occurs. Intercable believes that a material adverse change within the meaning of the agreement has occurred by virtue of the FCC's implementation of the rate regulations contemplated by the 1992 Cable Act. ACT 2 does not agree with this position, and Intercable and ACT 2 are currently discussing various means of resolving this matter. Although the ultimate resolution of this matter cannot be predicted at this time, any such resolution could involve a renegotiation of the terms (including the purchase price) of the agreement. There is no assurance that Intercable will be able to achieve an acceptable resolution of this matter.

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

         These entities may also purchase limited partner interests in the partnerships and, if they do so, participate with respect to such interests on the same basis as other limited partners. Subject to certain limitations, the sponsor is also reimbursed for offering costs incurred in connection with each partnership offering. To the extent offering costs are incurred that are in excess of the specified limits, the excess offering costs are borne by the sponsor and are generally expensed. In addition, the sponsor is allocated expenses associated with the marketing of limited partnership interests. For the fiscal years ended May 31, 1993, 1992 and 1991, the sponsors recognized as "other expense" offering costs in excess of amounts reimbursable by limited partnerships totalling $500,000, $2,046,000 and $-0-, respectively.

         As general partner, Jones Spacelink Funds, Inc., a wholly owned subsidiary of Spacelink, is contingently liable for recourse debt of a certain managed limited partnership, which totalled $2,050,000 and $2,400,000 at May 31, 1993 and 1992, respectively. Spacelink believes such debt is secured by partnership assets and other collateral with fair market values in excess of the related obligation.

         As general partner, Spacelink, certain of its wholly owned subsidiaries and Intercable manage the partnerships and receive a fee for their services generally of five percent of the gross revenues of the partnerships, excluding revenues from the sale of cable television systems or franchises.

         Any partnership distributions made from cash flow, as defined, are generally allocated 99 percent to the limited partners and one percent to the general partner. The General Partner is also entitled to partnership distributions other than from cash flow, such as from the sale or refinancing of systems or upon dissolution of the partnerships, which are a portion of the net remaining assets of such partnership ranging from 15 percent to 40 percent after payment of partnership debts and after investors have received an amount equal to their capital contribution plus, in most cases, a preferential return on their investment.

         During fiscal years ended May 31, 1993, 1992 and 1991, Intercable recognized fees and distributions totalling $4,778,000, $26,790,000 and $4,283,000, respectively. The $4,778,000 distribution received during fiscal 1993 from Jones Intercable Investors L.P., in which Intercable has a 19 percent interest, upon the sale to Intercable of the Alexandria System was recorded as a reduction in the assets purchased due to Intercable's continuing equity interest in the system. Approximately $20,373,000 of the distributions recognized during fiscal 1992 were deferred in fiscal 1991 as a result of Intercable's continuing equity interest in Jones Crown Partners, an Intercable-managed partnership. An additional $363,000 of such distributions, relating to the Jones Crown Partners transaction, was received and deferred during fiscal 1992. The total of these two distributions, $20,736,000, were recognized upon the liquidation of Intercable's interest in Jones Crown Partners. The remaining amount recognized in fiscal 1992 represents a distribution received upon the sale of the remaining cable television system owned by Cable TV Fund 11-E/F Joint Venture to an unaffiliated third party. All of the amounts received in fiscal 1991 were either deferred or treated as a reduction of the purchase prices of the cable television systems purchased by Spacelink and Intercable from Intercable-managed partnerships and therefore are not reflected as revenue in the consolidated statements of operations.

         Spacelink's and Intercable's managed limited partnerships reimburse Spacelink and Intercable for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits, rent, information management services and other corporate facilities costs. Spacelink and Intercable provide engineering, marketing, administrative, accounting, information management and other services to the partnerships. Allocations of personnel costs are based on total revenues, total assets and actual time spent by Spacelink and Intercable employees with respect to each partnership. Remaining overhead costs are allocated based on total revenues and the relative costs of partnership assets managed. Cable television systems owned by Spacelink and Intercable are also allocated a proportionate share of these expenses under the allocation formulas described above.

         Amounts charged partnerships and other affiliated companies have reduced operating, general and administrative expenses by approximately $27,371,000, $25,167,000 and $23,723,000 for the years ended May 31, 1993, 1992 and 1991, respectively.

         Spacelink and Intercable have made advances to, and have deferred the collection of management fees and expense reimbursements from, certain managed limited partnerships, primarily to provide funds necessary for the capital expansion of and improvements to properties owned by such partnerships, and operating and interest expenses paid on behalf of such partnerships. In addition, Jones Group has deferred the collection of a portion of one of its brokerage fees from an Intercable-managed partnership. Such advances and unpaid brokerage fees, which totalled $16,604,000 and $10,668,000 at May 31, 1993 and
         1992, respectively, bear interest at rates equal to the lending entity's weighted average cost of borrowing. Interest charged to limited partnerships for the fiscal years ended May 31, 1993, 1992 and 1991 was $1,513,000, $1,826,000 and $1,462,000, respectively.

         Certain condensed financial information regarding managed limited partnerships of Spacelink and Intercable are as follows:

                               Spacelink's Managed Limited                          Intercable's Managed Limited
                                      Partnerships                                           Partnerships
                            ----------------------------------                --------------------------------------------

                                    As of December 31,                                     As of December 31,
                            ----------------------------------                --------------------------------------------
                              1992         1991         1990                    1992              1991             1990
                            --------     --------     --------                --------          ----------      ----------
                                      (In Thousands)                                        (In Thousands)
Total assets                $147,478     $141,566     $137,291                $921,664          $1,017,560      $1,313,379
Debt                          74,840       63,035       50,536                 590,698             629,194         791,153
Amounts due
 to general
 partner                       3,319        2,201        2,715                  12,690               8,762           9,921
Partners'
 capital
 (net of
 accumulated
 deficit)                     64,847       72,975       80,843                 284,058             350,348         468,073

                                   For the Year Ended                                       For the Year Ended
                                       December 31,                                             December 31,
                            ----------------------------------                --------------------------------------------
                              1992         1991         1990                    1992              1991             1990
                            --------     --------     --------                --------          ----------      ----------
                                      (In Thousands)                                          (In Thousands)
Revenues                    $ 37,770     $ 29,629      $24,827                $334,948          $  361,431      $ 311,672
Depreciation and
 amortization                 20,463       17,430       15,675                 151,879             187,607        156,487
Operating loss                (8,175)      (8,498)      (7,697)                (29,503)            (58,429)       (40,604)
Gain on sale of
 assets                            -            -            -                  59,939                   -        204,185
Net income
 (loss)                      (13,108)     (13,387)     (12,699)                (15,945)           (126,584)        88,162

(9)      SUBORDINATED DEBENTURES AND OTHER DEBT:

         At May 31, 1993 and 1992, Spacelink's and its consolidated subsidiaries' debt consisted of the following:

                                                                           1993               1992
                                                                                (In  Thousands)
         DEBT OF SPACELINK:
         Revolving credit facility and term loan                         $  69,000          $ 64,700
         Capitalized lease obligations
           and non-interest bearing notes                                      265               297
                                                                         ---------          --------

               Total Debt of Spacelink                                      69,265            64,997
                                                                         ---------          --------

         DEBT OF INTERCABLE:
           Subordinated Debentures-
         Debentures due February 1, 1998, interest
          payable semi-annually at 9.75%,
          redeemable at Intercable's option
          at 100% of principal, plus accrued
          interest, on or after February 1, 1991,
          net of unamortized discount of $5,062,200                            -              61,513
         Debentures due May 1, 2000, interest
          payable semi-annually at 13%,
          redeemable at Intercable's option
          on or after May 1, 1993 at 105.78%
          of par declining to par on May 1, 1997,
          net of unamortized discount of $1,653,500                            -             148,346
         Debentures due -July 15, 2004, interest payable
          semi-annually at 11.5%, redeemable at
          Intercable's option on or after July 15,
          1997 at 106.75% of par declining to
          par by July 15, 2000                                             160,000                -
         Debentures due March 1, 2008, interest
          payable semi-annually at 10.5%, redeemable
          at Intercable's option on or after
          March 1, 2000 at 105.25% of par, declining
          to par by March 1, 2005                                          100,000                -
         Convertible debentures due June 1, 2007,
          interest payable semi-annually at 7.5%,
          redeemable at Intercable's option on or
          after June 1, 1990 at 107.5% of par,
          declining to par by 1997                                          19,468            19,468

         Credit facility                                                    46,000            66,000

         Capitalized lease obligations, installment
          notes and non-interest bearing notes                               1,746             3,973
                                                                            ------            ------

              Total Debt of Intercable                                     327,214           299,300
                                                                          --------           -------

              Consolidated Debt                                           $396,479          $364,297
                                                                          ========           =======

      On April 13, 1993, Spacelink entered into new credit agreements, which agreements include a $65,000,000 Revolving Credit Facility (the "Revolving Facility") and a $10,000,000 Term Loan (the "Term Loan"). Upon entering into the new credit agreements, Spacelink borrowed $57,800,000 under the Revolving Facility and $10,000,000 under the Term Loan to repay the outstanding balances under Spacelink's previous credit facility.

      The Revolving Facility begins to reduce on August 31, 1994, with a final maturity of February 28, 2001. The Revolving Facility bears interest, at Spacelink's option, at the Base Rate plus 3/4 to 1-3/8 percent, LIBOR plus 1-3/4 to 2-3/8 percent or the Certificate of Deposit rate plus 2 to 2-5/8 percent. The Term Loan matures May 31, 2001 and requires principal payments beginning May 31, 1995. Borrowings under the Term Loan bears interest at rates consistent with the rates of the Revolving Facility. Both the Revolving Facility and the Term Loan are secured by substantially all of Spacelink's assets with the exception of Spacelink's investment in Intercable. The security is administered pursuant to an intercreditor agreement between the Revolving Facility banks and the Term Loan banks, which agreement specifies the nature and priority of the security interests. In addition, Spacelink's credit agreements restrict the right of Spacelink and its consolidated subsidiaries, except Jones Group and Intercable, to declare and pay cash dividends.

      Spacelink is actively discussing with its lenders amendments to the Revolving Facility to increase the allowable ratio of debt to operating cable cash flow and management fees in order to provide the borrowings necessary under the Revolving Facility.

      At May 31, 1993, borrowings outstanding under Spacelink's $65,000,000 Revolving Credit Facility and $10,000,000 Term Loan totalled $59,000,000 and $10,000,000, respectively. Principal payments under the terms of Spacelink's credit facility and other debt are due as follows:

                                          (In Thousands)
         1994                                     $    80
         1995                                       7,570
         1996                                       8,159
         1997                                       8,106
         1998                                       8,080
         Thereafter                                37,270

         Total Spacelink Debt                     $69,265

         The following is a description of Intercable's debt which, while included in the consolidated financial statements, is non-recourse to Spacelink.

         In addition to the terms described in the above table, Intercable's Convertible Subordinated Debentures may be converted into its Class A Common Stock at $15.10 per share, subject to adjustment under certain conditions. Also, the 11.5 percent Senior Subordinated Debentures due 2004 and the Convertible Subordinated Debentures described above provide for annual sinking fund payments which are calculated to retire 66 1/2 percent to 75 percent of the issues prior to maturity after consideration of the debt redemptions discussed below, as follows:

                                                  Annual Sinking                 Commencement
         Debenture Issue                           Fund Payment                      Date
         ---------------                           ------------                  ------------
         Debentures due July 2004                  $53,333,333                  July 15, 2002
         Convertible Debentures                      3,000,000                  June 1, 1998

         During fiscal 1993, Intercable redeemed $12,000,000 of its 13 percent Subordinated Debentures due 2000, at amounts greater than their principal amount. Intercable recognized extraordinary losses totalling $1,369,000 related to these transactions.

         Intercable has an effective registration statement that allows Intercable, from time to time, to offer up to $400,000,000 of senior debt securities, senior subordinated debt securities and subordinated debt securities. In July 1992, Intercable sold $160,000,000 of 11.5 percent Senior Subordinated Debentures due 2004 as part of this shelf offering. The net proceeds from this offering, approximately $156,000,000, were used on August 24, 1992 to redeem all of the remaining $66,575,000 principal amount of Intercable's 9.75 percent Subordinated Debentures due 1998. Intercable recognized an extraordinary loss of $6,288,000 in fiscal 1993. Pending use of the remaining proceeds to purchase one or more cable television systems, the proceeds were used to repay the $66,000,000 then outstanding under Intercable's credit facility.

         In March 1993, Intercable sold $100,000,000 of 10.5 percent Senior Subordinated Debentures due 2008 as part of the $400,000,000 shelf offering described above. A portion of the $98,115,000 net proceeds from this offering was used in March 1993 to repay the $15,000,000 then outstanding under Intercable's credit facility. The amount outstanding under the credit facility had been reduced from $60,000,000 to $15,000,000 using proceeds from the Company's sale of Class A Common Stock during the third quarter of fiscal 1993. The remaining net proceeds, $83,125,000, together with $64,000,000 borrowed under Intercable's credit facility and cash on hand, was to be used to retire the remaining $138,000,000 of Intercable's 13 percent Subordinated Debentures due 2000 at 105.78 percent of the principal amount in May 1993. Intercable recognized an extraordinary loss, before income taxes, related to this transaction of $12,729,000 in fiscal 1993. As a result of Intercable's various debenture redemptions during fiscal 1992 and 1993, Intercable has eliminated any cash requirements for sinking fund payments until fiscal 2003.

         On December 8, 1992, Intercable entered into a new $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of revolving credit remains at $300,000,000 through May 31, 1995 after which availability is reduced quarterly until the final expiration on November 30, 2000. Of the $300,000,000 revolving credit, $150,000,000 was designated by the banks for the redemption of the remaining amount outstanding on Intercable's 13 percent Subordinated Debentures due 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8 percent to LIBOR plus 2 1/2 percent depending upon whether certain financial ratios have been achieved. For the three months ended May 31, 1993, Intercable's effective interest rate on the credit facility was 5.53 percent. A fee ranging from 1/4 percent to 1/2 percent per annum on the unused portion of the new commitment is also required. Substantially all of

         Intercable's cable television related assets are pledged as security under the agreement. Proceeds from the new credit facility were used to repay the $60,000,000 that was outstanding on the previously existing credit facility in December 1992. The outstanding balance on Intercable's credit facility at May 31, 1993 was $46,000,000.

         On June 18, 1993, Intercable filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of Intercable. The proceeds from these offerings will be added to the general funds of Intercable, and may be used to make acquisitions of domestic cable television systems or interests therein, investments in cable television/telephony systems in the United Kingdom or for general corporate purposes.

(10)     INCOME TAXES:

         Change in Accounting Method

         Effective June 1, 1992, Spacelink adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized. The financial effect of the adoption of SFAS No. 109 has been reflected in Spacelink's financial statements in the current period.

         The cumulative effect of the change in the method of accounting for income taxes, attributable to fiscal years prior to 1993, was a decrease in net losses of $329,000, or $-0- per share, which has been reflected as a change in accounting method in the accompanying financial statements, net of minority interests. Deferred tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. Current period changes in Spacelink's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in a deferred tax benefit of $32,828,000, which was offset by a valuation allowance of $26,161,000.

         Computation of the cumulative and current tax provision under SFAS No. 109 requires recognition of the deferred tax liabilities and assets from the expected future tax consequences of temporary differences. Additionally, recognition is given for the future tax benefits of existing tax basis net operating loss and tax credit carryforwards, after reduction by a valuation allowance determined after evaluation of future factors affecting realization of the carryforwards. An income tax benefit of $2,842,000 was recorded in fiscal 1993.

         Components of income tax expense for Federal and state income tax purposes are as follows:

                                                                                    For the Year Ended May 31,
                                                                                    --------------------------
                                                                         1993                   1992                 1991
                                                                         ----                   ----                 ----
                                                                                          (In Thousands)
Current (benefit) provision
 Federal                                                              $  (265)                $(1,185)              $   262
 State                                                                    (24)                  1,185                  (168)
                                                                      -------                 -------               -------
Current (benefit) provision                                              (289)                                           94
                                                                      -------                 -------               -------
Deferred (benefit) provision
 Federal                                                               (2,336)                  7,554                (1,206)
 State                                                                   (217)                      -
                                                                      -------                 -------               -------
Deferred (benefit) provision                                           (2,553)                  7,554                (1,206)
                                                                      -------                 -------               -------
Total income tax (benefit) provision
 on income from operations                                             (2,842)                  7,554                (1,112)
                                                                      -------                 -------               -------
Total income tax benefit
 on extraordinary items                                                     -                  (7,389)                    -
                                                                      -------                 -------               -------
Cumulative effect of change in
 method of accounting for income taxes,
 net of minority interests                                               (329)                      -                     -
                                                                      -------                 -------               -------
Total income tax (benefit) provision                                  $(3,171)                $   165               $(1,112)
                                                                       =======                =======               =======

The following table reconciles the statutory Federal income tax rate to the effective tax rate:

                                                                               Year Ended May 31,
                                                                               ------------------
                                                                 1993                1992                 1991
                                                               --------             -------             --------
                                                                              (Stated in Thousands)
Income tax provision (benefit) for                             $   (289)            $   155             $ (1,122)
 Spacelink and Jones Group from the
 the tax sharing agreement

Computed 'normally expected' income
 tax (benefit) provision at statutory
 rates on income from operations                                (15,852)              7,967              (11,418)

Increases (reductions) in taxes
 resulting from -
  Dividend received deduction                                         -                 (78)                 (90)
  Alternative minimum taxes                                           -              (1,183)                 957
  Non-deductible depreciation                                         -                   -                   29
  Amortization of costs in excess of
   interest in net assets purchased                                   -                 355                  360
  State income taxes, net of Federal
   income tax benefit                                            (1,512)                643                  136
  Difference in recognition of net
   operating losses for tax and
   financial statement purposes                                       -                   -               10,045
  Tax credits                                                      (591)                  -                    -
  Enacted future tax rate changes                                  (636)                  -                    -
  Other                                                            (149)               (305)                  (9)
                                                               --------             -------             --------
Total income tax (benefit) provision
 from operations                                                (19,029)              7,554               (1,112)
                                                               --------             -------             --------
Tax effect of extraordinary items                                (7,604)                  -                    -
SFAS 109 valuation allowance                                      23,791                  -                    -
Cumulative effect of change in method
 of accounting for income taxes,
 net of minority interests                                         (329)                  -                    -
                                                               --------             -------             --------
Total income tax (benefit) provision                           $ (3,171)            $ 7,554             $ (1,112)
                                                               ========             =======             ========


         Deferred tax (liabilities) assets are comprised of the following components at May 31, 1993:

         Deferred Tax Liabilities:

                                                                                   May 31, 1993
                                                                              ---------------------
                                                                              (Stated in Thousands)
         Depreciation and Amortization                                               $(35,327)
         Deferred Tax Assets:
          Regular tax loss carryforwards                                               46,041
          Investment tax credit carryforwards                                           1,076
          AMT credit carryforwards                                                      1,116
          Recognition of Partnership items                                             15,602
          Recognition of Jones Group brokerage fees                                     1,539
          Intercompany Transactions and other                                           2,781
                                                                                     --------
         Total Deferred Tax Assets                                                     68,155
                                                                                     --------
         Deferred Tax Asset Valuation Allowance                                       (26,161)
                                                                                     --------
         Net Deferred Tax Assets                                                     $  6,667
                                                                                     ========

         As of May 31, 1993, Spacelink excluding Intercable had net operating losses ("NOL's") of approximately $9,516,000 for alternative minimum tax ("AMT") and $2,943,000 for regular tax which expire $1,902,000 in 2005, $5,182,000 in 2006, $1,440,000 in 2007 and $992,000 in 2008.

         As of May 31, 1993, Intercable had net NOL's of approximately $46,012,000 for AMT and $110,853,000 for regular tax which expire $43,854,000 in 2005, $25,738,000 in 2007 and $41,261,000 in 2008.
         Intercable also had investment tax credit carryforwards of $1,076,000 expiring 1999 through 2005.

         The (benefit) provision for deferred income taxes is the result of the following timing differences:

                                                                                   Year Ended May 31,
                                                                              ----------------------------
                                                                                1992                1991
                                                                              --------             -------
                                                                                     (In Thousands)
         Additional tax depreciation                                          $  4,362             $ 5,511
         Fund fees and distributions                                            17,184              (6,927)
         Recognition (deferral of recognition)
          of Jones Group brokerage fees                                            155                 130
         Recognition (deferral) of dividends and
          fund fees received by Intercable                                          10                  10
         Timing of partnership income                                           (6,309)             (5,425)
         Difference in recognition of net operating
          losses for tax and financial statement
          purposes                                                             (15,056)             10,001
         Tax expenses (income) from properties
          held for resale                                                         (590)             (4,370)
         Other, net                                                                409                (136)
                                                                              --------             -------
         Total deferred tax (benefit) provision                               $    165             $(1,206)
                                                                              ========             =======

         Pursuant to the Tax Sharing Agreement with International, Spacelink and its consolidated subsidiaries excluding Intercable were allocated tax benefits (provisions) based on their pro rata contribution of taxable loss (income) to the taxable loss (income) of the consolidated group. For Spacelink and its consolidated subsidiaries excluding Intercable the tax allocation resulted in fiscal 1993, 1992 and 1991 tax (benefits) provisions of $(289,000), $-0- and $1,252,000, respectively. Effective June 1, 1993, International's ownership in Spacelink fell below the 80 percent ownership requirement for inclusion in the Tax Sharing Agreement. Therefore, effective June 1, 1993, Spacelink will file separate Federal and state income tax returns.

(11)     STOCK OPTIONS:

         On May 26, 1992, the Board of Directors and shareholders of Spacelink, adopted Spacelink's 1992 Stock Option Plan (the "1992 Plan"). Under the terms of the 1992 Plan, a maximum of 5,000,000 shares of Class A Common Stock is available for grant. Options generally become exercisable in 25 percent annual cumulative increments over a four-year period commencing from the date of grant or on the first anniversary of the date of grant. The stock options expire, to the extent not exercised, on the fifth anniversary of the date of the grant, or upon the recipient's earlier termination of employment with

         Spacelink. All of the employees of Spacelink, its parent or any participating subsidiary, including directors of Spacelink who are also employees, are eligible to participate in the 1992 Plan. Stock options granted may be either Incentive Stock Options or Non-statutory Stock Option. Stock Appreciation Rights may be granted in tandem with the grant of stock options.

         Except with respect to options granted to officers and directors who are employees of Spacelink, the 1992 Plan will be administered by the Board of Directors of Spacelink. With respect to options granted to officers and directors who are employees of Spacelink, the Plan is administered by the Board of Directors, if each director is a disinterested person, or by a committee of two or more directors who are disinterested persons. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above, and has the power to grant options under the 1992 Plan that may extend for a period of up to ten years. The Board may from time to time alter, amend, suspend or discontinue the 1992 Plan. The Board of Directors may not, without approval of shareholders, (i) increase the maximum number of shares of Class A Common Stock that may be made subject to options, (ii) materially increase the benefits accruing to participants, or (iii) materially modify the requirements as to eligibility for participation.

         The following table summarizes data concerning options to purchase shares of Spacelink's Class A Common Stock issued under the 1992 Plan:

                                                                              1993
                                                                          -------------
         Available for grant                                                  4,637,500
         Granted during the period                                              362,500
         Exercised during the period                                                  -
          Price range, per share                                          $           -
         Terminated during the period                                                 -
         Total outstanding                                                      362,500
          Price range, per share                                          $.75 - $1.047
         Exercisable at year-end                                                229,167
          Price range, per share                                          $.75 - $1.047

         On February 2, 1993, Spacelink issued 200,000 options under the 1992 Plan to certain directors, officers and employees of Spacelink and its affiliates, five-year fully vested options to purchase Class A Common Stock. These option replace options granted outside the 1992 Plan, which expired in December 1992.

         Incentive Stock Options of Spacelink -

         In 1982 the Board of Directors and shareholders of Spacelink adopted an Incentive Stock Option Plan (the "1982 Option Plan") to provide for the grant of stock options to key employees. A maximum of 773,500 shares of Spacelink's Class A Common Stock were available for grant at an option price not less than the fair market value of the stock at the date of grant. On February 10, 1992, the 1982 Option Plan expired according to its terms, and no further options can be granted under the 1982 Option Plan. As of May 31, 1993, there were no options outstanding under the 1982 Option Plan.

         Other Class A Common Stock Option of Spacelink -

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

         In addition, Spacelink's Board of Directors has issued options, independent of the 1992 Option Plan and the 1982 Option Plan, to certain directors, officers and employees of Spacelink and its affiliates. The following table summarizes data concerning options, independent of the 1992 Option plan and the 1982 Option Plan, to purchase shares of Spacelink's Class A Common Stock. All options were granted at the fair market value as of the date of the grant.

                                     Number of      Purchase    Date
         Date of                     Options        Price per   Option
         Grant                       Granted        Share       Lapses
         -----                       -------        -----       ------
         April 1992                  50,000         $ .813      April 1997
         August 1991                 80,000         $1.090      August 1998
         December 1990               35,000         $ .719      December 1995
         February 1990               80,000         $1.125      February 1997
         December 1988               50,000         $1.125      December 1993

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

(12)     COMMITMENTS AND CONTINGENCIES:

         Spacelink and its consolidated subsidiaries including Intercable rent office facilities and certain equipment under various operating lease arrangements. Future minimum lease payments as of May 31, 1993, under noncancelable operating leases, net of amounts received under related sub-leases, are as follows:

                                                             Building Facilities Equipment
         Fiscal Year                                Leases        Leases        Leases         Total
         -----------                                ------        ------        ------         -----
                                                                     (In Thousands)
         1994                                        $1,957       $ 1,836       $1,188          $4,981
         1995                                         1,957         1,634          436           4,027
         1996                                         1,957         1,504          165           3,626
         1997                                         1,957         1,324          152           3,433
         1998                                         1,957         1,120          112           3,189
         Thereafter                                   4,078         4,430          --            8,508
                                                    -------       -------       ------         -------
         Total future minimum
         lease payments                             $13,863       $11,848       $2,053         $27,764
                                                    =======       =======       ======         =======

         Certain amounts included in lease commitments will be reallocated to managed limited partnerships using the method described in Note 2.

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