Form 10-K
period 1994-05-31
JONES SPACELINK LTD
filed 1994-08-29
CIK 353796

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 31, 1994

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  _____  to   _____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                                                No
        -------                                                   -------

Aggregate Market Value as of August 15, 1994 of voting stock held by non-affiliates:

                        Class A Common Stock $12,805,855

Shares outstanding of each of the registrant's classes of common stock, as of August 15, 1994:
                    Class A Common Stock:  77,665,200 shares
                     Class B Common Stock:  415,000 shares

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/
                                    ----

                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

         Jones Spacelink, Ltd. ("Spacelink") is a Colorado corporation, organized in 1980. Spacelink is primarily engaged in the acquisition, development and operation of cable television systems for itself and its affiliated managed limited partnerships. See Item 1, The Cable Television Industry and Spacelink's Cable Television Business. Spacelink, through subsidiaries, also is engaged in the cable television system brokerage business, the manufacture and marketing of data encryption products, contract manufacturing services and the provision of audio programming to radio stations and cable television systems in the United States.

         Spacelink is a subsidiary of Jones International, Ltd. ("International"), which owns approximately 79% of Spacelink's Class A Common Stock and 100% of Spacelink's Class B Common Stock. Mr. Glenn R. Jones, Chairman of the Board and Chief Executive Officer of Spacelink, is the owner of all of the outstanding stock of International and thus is deemed to be the beneficial owner of all shares of Spacelink owned by International. Mr. Jones also directly owns approximately 6% of Spacelink's Class A Common Stock. Mr. Jones' direct and indirect stock ownership enables him to control the election of a majority of Spacelink's Board of Directors and gives him voting power over approximately 86% of votes to be cast by all shareholders on matters not requiring a class vote.

         One of Spacelink's consolidated subsidiaries, Jones Intercable, Inc. ("Intercable"), is also engaged in the cable television business. Intercable has outstanding two classes of stock, Common Stock and Class A Common Stock. Spacelink owns approximately 58% of Intercable's outstanding Common Stock (or approximately 14% of all outstanding shares of Intercable taking into account both classes of Intercable's common stock). Due to certain preferential voting rights given to holders of Intercable's Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect 75% of Intercable's Board of Directors. Intercable is a public company subject to the reporting requirements of the Securities Exchange Act of 1934 and has filed its own Annual Report on Form 10-K for its fiscal year ended May 31, 1994. Certain additional information about, and exhibits related specifically to, Intercable can be found in that report.

         On May 31, 1994, Spacelink and Intercable agreed that, subject to the approval of the shareholders of Spacelink and Intercable and certain other closing conditions, Intercable will acquire from Spacelink substantially all of the assets of Spacelink. See Proposed Acquisition of Spacelink by Intercable.

         Spacelink, through its 80% owned subsidiary The Jones Group, Ltd. ("Jones Group"), also operates a cable television system brokerage firm. Intercable owns the remaining 20% interest in Jones Group. The cable television system brokerage business involves the brokering of the purchase and sale of cable television systems, primarily as representative or agent for persons interested in buying and selling cable television systems. A system broker generally maintains ongoing contacts with owners and prospective buyers of cable television systems, conducts marketing and demographic analysis. The brokerage business is dependent upon, among other things, the number of acquisitions and sales of cable television systems in the marketplace and the purchase prices therefor. The brokerage business is highly competitive, and Jones Group primarily earns fees for the brokerage of cable systems purchased or sold by Spacelink, Intercable and affiliated partnerships.

         Spacelink, through its wholly owned subsidiary, Jones Futurex, Inc. ("Futurex"), is engaged in the manufacture and marketing of data encryption products and contract manufacturing services. See Item 1, Business of Jones Futurex, Inc.

         Spacelink owns an 81% interest in Jones Galactic Radio, Inc. ("Galactic"), with the remaining 19% interest owned by Intercable. Galactic owns Jones Satellite Networks, Inc., which is in the business of delivering radio programming to approximately 825 unaffiliated radio stations throughout the United States via satellite. This business generates revenues from the sale of advertising time and the sale of formatted programming to the radio stations. In addition, Spacelink, through Superaudio (a joint venture between Jones Galactic Radio Partners, Inc., a subsidiary of Galactic, and Tempo Sound, Inc., a subsidiary of International Cablecasting Technologies, Inc., an unaffiliated corporation), offers a nine-channel, 24-hour-a-day FM stereo audio service, transmitting six popular audio formats including classical, jazz, pop and easy listening, comedy and news and a reading service format for the visually impaired to cable television system subscribers. As of May 31, 1994, Superaudio provided audio programming to approximately 275 cable television systems serving over six million subscribers. See Item 1, Businesses of Jones Galactic Radio, Inc.

         Spacelink owns an 81% interest in Jones Earth Segment, Inc. ("Earth Segment). Earth Segment owns and operates a ground-to-satellite transmission ("uplink") facility, which currently uplinks programming originated by Mind Extension University, Inc., Jones Infomercial Neworks, Inc., Jones Satellite Networks, Inc. and Superaudio. Mr. Jones owns the remaining 19% interest.

         In addition to its ownership interests in Intercable, Jones Group, Futurex, Galactic and Earth Segment, Spacelink has other subsidiaries. Spacelink's wholly owned active subsidiaries include Jones Spacelink Cable Corporation, Jones Spacelink Funds, Inc. and Jones Spacelink of Hawaii, Inc.

         Spacelink serves as the general partner of Jones Spacelink Income/Growth Fund 1-A, Ltd., a managed public limited partnership; and Jones Spacelink Cable Corporation serves as managing general partner of Jones Growth Partners L.P. and is the sole general partner of Jones Growth Partners II L.P., both managed public limited partnerships. Jones Spacelink Funds, Inc. serves as the general partner of four managed private partnerships: Spacelink Fund 3, Ltd., Jones Spacelink Fund 4, Ltd., Jones Spacelink Fund 5, Ltd. and Jones Spacelink Income Partners 87-1, L.P. All of these partnerships own cable television systems that are operated by Spacelink and certain of its affiliates. Jones Spacelink Income/Growth Fund 1-A, Ltd., Jones Growth Partners L.P. and Jones Growth Partners II L.P. are publicly held entities, subject to the reporting requirements of the Securities Exchange Act of 1934. Certain additional information about, and exhibits related specifically to, these partnerships can be found in their reports filed under such Act.

         At May 31, 1994, Spacelink had approximately 610 employees, and Intercable had approximately 2,850 employees. The executive offices of Spacelink are located at 9697 East Mineral Avenue, Englewood, Colorado 80112, and its telephone number is (303) 792-9191. Spacelink's Class A Common Stock is quoted on the NASDAQ National Market System under the symbol SPLKA.

THE CABLE TELEVISION INDUSTRY

         The cable television industry developed in the late 1940s and early 1950s in response to the needs of residents in predominantly rural and mountainous areas of the country where the quality of television reception was inadequate because of geographic location, surrounding terrain, man-made structures or the curvature of the earth. During recent decades, cable television systems have also been constructed in suburban areas and larger cities where signal interference problems or limited availability of channels created a desire for better reception and expanded service. Television reception is substantially improved by cable television because of its insulation from outside interference.

         The cable television industry, which started as a technical solution to the problem of delivering television signals to remote areas of rural America, has now become an entertainment staple in a majority of American homes. It is a dynamic, evolving and ever more complex industry. Cable penetration, or the percentage of U.S. television households that subscribe to cable television, now stands at approximately 63%. It is anticipated that national penetration of cable television will increase in the 1990s as the value of cable television is enhanced by additional entertainment programming choices, such as exclusive coverage of sporting events, and educational programs.

         A cable television system is a facility that receives satellite, broadcast and FM radio signals by means of high antennas, a microwave relay service or earth stations, amplifies the signals and distributes them by coaxial and/or fiber-optic cable to the premises of its subscribers, who pay a fee for the service. A cable television system may also originate its own programming for distribution through the cable.

         The physical plant of a cable television system consists of four principal operating components. The first, known as the "headend" facility, receives television and radio signals with microwave relay systems, special antennae and satellite earth stations. The second component, the distribution network, originating at the headend and extending throughout the system, consists of coaxial and/or fiber-optic cables placed on poles or buried underground, and associated electronic equipment. The third component of the system is a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set. The fourth component, a converter, is the home terminal device necessary to expand channel capacity to permit reception of more than twelve channels.

         SYSTEM OPERATIONS. Cable television system operations are generally conducted pursuant to the terms of a franchise or similar license granted by a state agency or by the local governing body for the area to be served. Franchises generally are granted on a non-exclusive basis for a period of 5 to 15 years. Joint use or pole rental agreements are normally entered into with electric and/or telephone utilities serving a cable television system's area and annual rentals generally range from $2 to $10 for each pole used. These rates may increase due to inflation in the future. See Item 1, Franchises, Competition, and Regulation and Legislation.

         PROGRAMMING. Cable television systems generally offer various types of programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites and also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature.
FM radio signals are also frequently distributed to subscribers as part of the basic service. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains new broadcast signal carriage requirements, and the Federal Communications Commission ("FCC") has adopted regulations implementing these statutory carriage requirements. These new rules allow local commercial broadcast television stations to elect whether to demand that a cable system carry its signal ("must carry") or to require the cable system to negotiate with the station for "retransmission consent." If a local commercial broadcast television station required the cable system to negotiate with the station for retransmission consent, and the cable system was unable to obtain retransmission consent, the cable system would not be permitted to continue carriage of such station after October 6, 1993. No broadcast stations carried on Spacelink-owned cable television systems that elected retransmission consent withheld consent to the retransmission of their signals. However, certain of these broadcast stations were carried after the deadline pursuant to temporary extensions of retransmission consent authority provided by the stations. Spacelink has concluded retransmission negotiations with all of these stations without having to terminate the carriage of any signal. See Item 1, Regulation and Legislation, Cable Television Consumer Protection and Competition Act of 1992.

         In most systems, tier services are also offered on an optional basis to subscribers. Those channels generally include leading-edge programming or high-cost sporting events such as Entertainment and Sports Programming Network
(ESPN), Cable News Network (CNN), Headline News and Turner Network Television
(TNT). Systems also offer a package that includes the basic service channels and the tier services.

         Cable television systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operator buys premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers served by the cable operator. Premium service programming usually is significantly more expensive for the system operator than the basic service or tier service programming, and consequently the system operator prices premium service separately when sold to subscribers.

         New cable television services have been developed and introduced over time since the inception of the cable television industry. One relatively new service currently being marketed by many cable television operators is pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis. In order to offer pay-per-view in an efficient manner, it is desirable to have addressable converters in subscribers' homes. The availability of any of these services and the ability to deliver these services is dependent upon many factors, including the channel capacity of any cable television system, technical feasibility and the like.

         SYSTEM REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for cable television systems. A subscriber to a cable television system generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly service fee varies from one area to another, and historically has been a function, in part, of the number of channels and services included in the service package and the cost of such services to the cable television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to subscribers, with discounts generally available to subscribers receiving multiple premium services.

         Cable television operators have been able to generate additional revenue through the sale of commercial spots and channel space to advertisers. As with other forms of advertising, the cable television operator receives a fee from the advertisers that is based on the volume of advertising and the time of the day at which it is broadcast. Advertising, as well as fees generated by newer types of programming, such as home shopping and pay-per-view, represent potential additional sources of revenue for cable television systems. These services will not be regulated under the 1992 Cable Act, and therefore may be of greater significance to cable operators in the future.

         The ability of a cable operator to price its services based on these factors was a function of the fact that as of January 1, 1987, rates charged by cable television operators for basic service had been deregulated for approximately 90% of all cable television systems, as a result of the passage of the Cable Act of 1984. In October of 1992, however, Congress enacted the 1992 Cable Act. The 1992 Cable Act allows for a greater degree of regulation of the cable television industry, including rate regulation. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including those owned by Intercable, Spacelink and their managed partnerships, are again subject to rate regulation with respect to basic cable services. In addition, the FCC is permitted to regulate rates for non-basic service tiers other than premium services, in response to complaints filed by franchising authorities and/or cable subscribers, The rate regulations adopted by the FCC, which became effective September 1, 1993, provide for a benchmark and price cap system that will be used to regulate basic and non-basic service rates, and cost-of-service showings will be available to cable operators to allow them to justify rates above benchmark levels. Spacelink reduced service rates for basic and tier services in its owned and managed systems as required effective September 1, 1993. Spacelink has been negatively impacted by this reduction. The reduction resulted in a decrease in operating revenues in those systems which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales. On February 22, 1994, the FCC adopted several rate orders including an order which revised its benchmark regulatory scheme. The FCC's new regulations will generally require rate reductions of 17% of September 30, 1992 rates, absent a successful cost-of-service showing. The new regulations became effective on May 15, 1994. Spacelink's Clear Creek, Colorado and Panama City Beach, Florida cable television systems are subject to effective competition as defined by the 1992 Cable Act and, as a result, will not experience reductions in revenues or operating income before depreciation and amortization due to the new regulations. Spacelink complied with the new benchmark regulations and reduced rates in its Hilo, Hawaii and Kenosha, Wisconsin cable television systems. Certain of Spacelink's systems were negatively impacted by this new round of rate reductions. See Item 1, Regulation and Legislation and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

         INDUSTRY GROWTH. Based upon information obtained by Spacelink from industry sources, Spacelink believes that the following table demonstrates the growth of the cable television industry in the United States for the periods indicated:

                                                                           Approximate Percentage
                                      Approximate Number                   of TV Households With
End of Year                         of Basic Subscribers(1)                Basic Cable Service(2)
- - -----------                         -----------------------                ----------------------
1982                                       29,340,570                                35%
1983                                       34,113,790                                41%
1984                                       37,290,870                                44%
1985                                       39,872,250                                46%
1986                                       42,237,140                                48%
1987                                       44,970,880                                51%
1988                                       48,636,520                                54%
1989                                       52,564,470                                57%
1990                                       54,871,330                                59%
1991                                       55,786,390                                61%
1992                                       57,211,600                                62%
1993                                       58,834,440                                63%

_________________

(1) The number of basic subscribers is computed by dividing the sum of total individual-dwelling subscribers and total revenues from bulk-rate subscribers by the standard basic service rate.

(2) The percentage is computed by dividing the number of basic subscribers by the number of TV households in the United States (94,135,104 TV households in 1993).

BUSINESS OF JONES FUTUREX, INC.

         Futurex is engaged in the business of manufacturing and marketing information security products and providing contract manufacturing services. Futurex has been in the information security business since 1981. Initially, Futurex applied encryption techniques to satellite transmissions for the protection of cable television signals and subsequently applied its expertise to PC-based requirements.

         The encryption business of Futurex developed in response to the vulnerability of computer systems. In the data delivery business, the information passed from point to point often needs to be protected from theft. The encryption and authentication products developed by Futurex offer such protection. Since 1981, Futurex has been developing, manufacturing and marketing security products that provide encrypt/decrypt and message authentication capabilities for remote-site personal computers, such as the IBM PC and the IBM PS/2 and similar IBM compatible devices.

         The encryption systems market is defined as the sale of products that scramble data transmission prior to dispatch and decrypt the data back to its plain text form at the receiving terminal. "Encryption" converts regular computer data into meaningless data; "decryption" converts ciphered data back into regular computer data. Cryptographic protection of such information as funds transfer, securities transactions, health records, tax information, geological studies, financial data and personnel records are being mandated by security-conscious organizations. Growth of the industry is dependent upon the public's perception of risk and awareness of computer and communications security.

         The computer security market is composed of many types of products of varying degrees of complexity, technology and intricacy, including computer security consultants, mainframe and PC software, physical locks to prevent computer thefts, microwave shielding and personal ID tools and devices. Futurex markets to the personal computer high security segment, which includes interbank electronic transfers of funds and personal computers. Because electronic banking and personal computers are the primary market and applications for Futurex products, continued growth in PCs and electronic banking is necessary to fuel growth in the existing Futurex security products.

         Futurex computer hardware products use the digital encryption standard ("DES"), which is a publicly available set of algorithms developed by IBM to encrypt or encode data and text. These DES algorithms are built into encryption microchips and computer software programs and are also used in all Futurex hardware products. The DES is used widely in both government and the private sector to protect data transmitted between or stored in computers. The best way to protect data against unauthorized modification and disclosure in an open environment is to cryptographically protect it using standard techniques like those specified in the DES. Among other uses, the DES algorithm has been adopted by the American National Standards Institute and the American Bankers Association for protecting transfers of funds and securities over communications lines, a process known as electronic funds transfer.

         The Futurex Encryptor(C) product line has various models of hardware and software that encrypt, decrypt and authenticate data stored in and communicated between microcomputers. The Encryptor(C) products with the DES algorithms consist of printed circuit boards containing a key storage system that can be inserted into the additional functionality "slots" of microcomputers and related software.

         A user of a microcomputer equipped with an Encryptor(C) board must have access to a pre-programmed keyphrase in connection with an encryption procedure. Once a file or message is encrypted, it can be decrypted only by a user having knowledge of the keyphrase. The Encryptor(C) products are designed so that a keyphrase is entered into a microcomputer, or a keyphrase changed without being displayed so that the keyphrase cannot be inadvertently displayed to an unauthorized user. When encrypted messages are communicated between microcomputers or between microcomputers and mainframe computers, the keyphrase must be conveyed to the intended recipient of the message independent of the data in order to maintain the security of the communication link. The Encryptor(C) products provide a sophisticated approach to security and keyphrase protection.

         In contrast to the password system used in typical software-only security products, the Futurex Encryptor(C) uses a keyphrase kept in the system, which offers certain product advantages. The keyphrase does not merely allow entrance into the encryption process as with most software-only product passwords, but the keyphrase also functions as an integral part of the encryption process and formula. The hardware-based Encryptor(C) product is much faster to use and more secure than software-only based products. For high-level security, the keyphrase stored in the hardware cannot be read from the data storage files or software programs. The Futurex Encryptor(C) products also have a tamper-resistant feature to prevent reading the keyphrases from the hardware. For example, the electronic components that store the keys are housed in a steel enclosure that prevents an intruder from probing, reading the keys or removing the board from the computer with keys intact. All of the Futurex Encryptor(C) hardware boards require accompanying software. Each board is supported by a software package that functions with the IBM personal computer and IBM compatible computers, and is delivered to the customer by delivery of a diskette.

         In addition to encryption, some Futurex Encryptor(C) products generate message authentication codes ("MACs"). MACs are unique codes that are appended to the message being transmitted which insure the integrity of the message and authenticate the originator. The receiver of the message generates the same MAC and verifies the message has not been altered. The use of MACs does not involve encryption of the data being transmitted but is simply a means of verifying the integrity of messages or establishing the receipt of the communication without alteration and authenticating the sender of the message. The MAC process uses the DES algorithm to generate each MAC code, assuring the security of the MAC code generating process. Futurex is one of several companies that have received certification of MAC products by the U.S. Treasury Department. Several other companies, including IBM, have developed MAC products similar to the MAC products designed by Futurex.

         Futurex spends funds on engineering to help provide assurance against any major technical change that would tend to make Futurex encryption technology obsolete. It is anticipated that changes in the encryption algorithm standards would be built into a electronic chip component that provides the encryption process for the Futurex computer products and that this chip would be available from encryption chip manufacturers. In this dynamic and highly technical market, changes in computers likely will also require changes in Futurex products. Although it is difficult to predict future requirements of new personal computer generations, it is expected that the additional product requirements for new computers will have many basic similarities to existing products.

         The vast majority of Futurex Encryptor(C) boards and accompanying software products have been sold to the Federal Reserve Districts for encryption of electronic funds transfers between the twelve Federal Reserve Districts and their member banks, and between the twelve Federal Reserve Districts directly. The Federal Reserve System is the leader in using encryption for banking applications and thus it tends to set unofficial standards for the entire banking industry. Certain member banks of the Federal Reserve System have purchased comparable encryption products from a competitor, but Futurex believes its products and its experience have enabled it to maintain its market share with the Federal Reserve System.

         Futurex also has established a relationship with several large commercial banks, although to date these banks have purchased only small quantities of Futurex encryption boards and accompanying software products.
The Futurex encryption products have application to commercial banking communication systems outside of the Federal Reserve banking system, but the current financial condition of the banking industry and the lack of a perceived need for security products have resulted in very slow implementation of commercial bank encryption and MAC security systems. Market growth is expected as more banks realize the need for the enhanced communication techniques and accounting controls available with MAC, and this growth is expected to evolve as banks install new computer systems or new control systems. Dramatic growth in commercial banking applications of security systems will likely not occur until substantial improvement has occurred in the overall financial health and stability of the banking industry.

         In March 1994, Futurex purchased from an unaffiliated party substantially all of the tangible and intangible assets comprising the Excrypt product lines for a net purchase price of $843,000. Futurex acquired all rights to the Excrypt line of data security products for Automated Teller Machines (ATMs) and Point-of-Sale (POS) networks. The Excrypt product line is comprised of banking industry hardware which addresses Personal Identification Number (PIN), security including PIN verification, translation and generation for networks of ATMs. The Excrypt products complement the current data encryption offerings which allow Futurex to provide banking clients with a full array of security services for their retail operations.

         Futurex products also have numerous applications in non-banking markets for secure communication links, such as transactions between offices, between product users and suppliers, and to secure file data at a headquarters or at a remote site. As industry moves towards electronic order processing and payments, the demand for communications security products should increase.

         On June 5, 1992, Futurex purchased from TRW Electronic Products Inc. ("EPI") and TRW Inc. ("TRW") substantially all of the assets, properties and rights held by EPI or TRW that relate to the manufacture of facsimile encryption devices ("fax Encryptors(C)40") for the commercial communications security business. EPI and TRW also entered into a covenant not to compete. Futurex believes that facsimile security is of increasing concern in the commercial sector, especially as the risk of interception becomes more widely acknowledged. As a result, the market for encryption and related security devices could increase in future years.

         When two fax Encryptors(C) are used in tandem, they authenticate each other's identity before sending or receiving a communication, and encrypt and then decode the communication sent. This process ensures that a facsimile communication is sent only to the authorized destination. Moreover, the random key used to encrypt the communication (which is transmitted to the receiving machine automatically, thereby eliminating the need for manual delivery) results in a communication that is effectively impossible to decode if intercepted. In addition to the DES algorithm which is used for domestic fax encryption applications, the fax Encryptor(C) uses a proprietary algorithm developed by TRW and purchased by Futurex with the fax encryption business for export applications. This algorithm has been approved for export by the National Security Agency and also has application in Futurex encryption products for export. The fax Encryptor(C) uses a patented key management system which was purchased by Futurex from TRW for domestic and export sale.

         Futurex markets its fax Encryptors(C) domestically and internationally through a network of authorized dealers. Facsimile technology is classified by generation or "Group." For example, the Group 1 faxes were introduced in the late 1960s, and Group 3 was introduced in the mid-1970s. A Group 4 standard has now been defined, and faxes with a dual Group 3/Group 4 capability are available commercially. Futurex's fax Encryptors(C) are compatible with all Group 3 facsimile machines and use standard telephone lines and modular jack connections. Futurex believes that the conversion to Group 4 machines will be slow because there is an installed base of over 5,000,000 Group 3 machines that are only a few years old. These machines are not likely to be replaced until their working life ends. Group 4 is dependent upon a data network being implemented by the telephone companies that is not widely available. Futurex believes that the advent of Group 4 machines should not impact its fax Encryptors(C) for a number of years and that its current product development will permit it to be in position to serve Group 4 machines. These products are sold using an in-house sales force and a worldwide distributor network.

         There are several other vendors that offer fax encryption units. Two large competitors, AT&T and Motorola, offer a broad product range in the secure telephone unit family, but the units are only compatible with faxes having a special port (digital faxes). Several smaller companies offer fax Encryptors(C) with various features. Futurex believes its products are competitive with all of these products.

         The new Futurex Sentry product line includes link encryptors and encrypting modems to protect sensitive data communicated over public lines.
The market for remote access solutions is rapidly expanding, with mobile computer users requiring access to their home office systems. Security for these remote access links has become a top priority. The portable Futurex sentry products address this industry need by offering affordable encryption to protect the sensitive information passed over the line and to act as an access control barrier for dial-in lines.

         To enhance its presence in the information security business, Futurex has also leveraged its expertise in computers, encryption and systems engineering to provide customized solutions. Futurex has successfully provided solutions with software, firmware, and/or hardware development.

         Utilizing some of the existing equipment and in-house technical resources, Futurex made the decision to expand into the electronic manufacturing services field. Original equipment manufacturers ("OEM") that have electronic products or wish to develop a specialized version of an existing product bring their plan to Futurex to be designed, tested and assembled using both SMT (surface mount technology) and PTH (pin through hole) technology. SMT is an assembly technology which allows electronic designers to reduce circuit board size, allowing for further miniaturization of electronics products. Using Futurex's engineers and facilities is often faster and more cost effective than if the OEM company were to staff and equip its own electronic development and manufacturing facility. Some of the OEM companies served are in the computer peripheral, communications, medical equipment and scientific instrumentation industries.

BUSINESSES OF JONES GALACTIC RADIO, INC.

         Galactic is engaged in two separate but related businesses. Galactic, through Jones Satellite Networks, Inc., is in the business of delivering via satellite high quality formatted radio programming including on-air disc jockey talent to approximately 825 unaffiliated radio stations throughout the United States. Galactic originates the radio formats from studios located in Englewood, Colorado and Washington, D.C. Galactic currently provides six music formats and conducts research on each of its formats so that the music mix will appeal to its intended market. In addition, Galactic also provides a sports talk format. Satellite Music Network ("SMN") and Unistar are the two primary competitors of Galactic, delivering programming via satellite to a total of approximately 1,800 stations. SMN and Unistar revenues are principally generated from sales of advertising time, whereas historically Galactic's revenues were principally generated from the sale of programming to radio stations. In January 1994, Galactic began selling and inserting advertising on all its radio formats. In exchange for allowing Galactic to air the advertising, the radio station affiliates are, in most cases, charged no monthly fee, or a significantly reduced fee for the service. Prior to January 1994, these affiliate fees accounted for virtually all of Jones Satellite Network's revenues.

         Galactic, through Superaudio, is also engaged in the business of providing stereo audio programming to cable television system basic subscribers. Superaudio is currently the only entity providing multi-channel basic cable radio services. Superaudio offers a nine-channel, 24-hour-a-day FM stereo audio service, transmitting six popular audio music formats including classical, jazz, pop and easy listening, comedy and news. As of May 31, 1994, Superaudio provided audio programming to approximately 300 cable television systems serving approximately 6.2 million subscribers. Superaudio derives its revenues from system affiliation fees paid by the cable systems, which currently average 3 cents per subscriber per month. Operating expenses attributable to Superaudio include the costs associated with marketing and selling the service, and the transponder lease fees paid an affiliate for the satellite that provides the Superaudio programming to cable television systems.

         Radio delivered via cable is still a nascent industry. For many years, standard FM stations have been available as part of basic cable service on some cable systems. In 1987, Tempo Sound and Galactic (see Item 1, General for a description of Tempo Sound and Galactic) developed enhanced radio-type services. Tempo Sound provided six music channels, while Galactic, in its original form, offered four radio superstations in addition to six music formats. Both Tempo Sound and Galactic were available free to cable television subscribers, with the cable television system operator paying a fee per subscriber. Galactic and Tempo Sound have now combined their operations, providing a single basic cable radio service.

         The growth of the business of Superaudio has been slowed by the launching of premium or digital audio services which provide a higher quality digital broadcast. Two companies currently offer premium cable audio services that deliver CD-quality sound. General Instrument's Jerrold Division offers digital cable radio (DCR), and International Cablecasting Technology, Inc., the parent company of Tempo Sound, offers Digital Music Express (DMX). These services offer cable subscribers choices of commercial-free music formats, simulcasting of cable network audio, event music programming and over-the-air radio stations.

         Another potential hurdle to the growth of Superaudio is consumer reluctance to the installation of coaxial cable inside the house to the stereo receiver when it is not located in close proximity to the television set. In addition, Superaudio does not currently have the localism that is normally attributable to over-the-air radio programming, and the non-local image may affect sales efforts. Of course, the availability of over-the-air radio also diminishes the competitiveness of cable audio programming.

         As a result of the above pressures on Superaudio's revenues, management has aggressively reduced certain operating costs of Superaudio and anticipates that even in the current environment of flat or slightly increasing revenues, Superaudio will continue to be profitable and to position itself for future growth.

SPACELINK'S CABLE TELEVISION BUSINESS

         Spacelink currently operates cable television systems for itself and for private and public limited partnerships. Acquisitions by Spacelink for its own account generally have been financed by borrowings from commercial banks. Acquisitions by Spacelink's managed entities have been financed through borrowings from commercial banks and the proceeds from private and public offerings of equity interests. The last partnership formed by Spacelink was in March 1991, and

Spacelink is not currently offering any equity interests in private or public limited partnerships. From time to time, Spacelink and its managed entities also have sold certain of their cable television systems.

         Within the past several years, and at an increasing pace recently, the cable television industry has seen much change. With recent announcements of alliances between cable industry companies and telephone, computer and software companies, Spacelink believes that the nature of the cable television business is changing from the traditional coaxial network delivering video entertainment to a more sophisticated, digital platform environment where cable systems could be capable of delivering the traditional programming as well as other services, including data, telephone and expanded educational and entertainment services on an interactive basis. As this convergence of various technologies progresses, it likely will require cable television companies to reevaluate their system architecture and to upgrade their cable plants if they want to take advantage of the new opportunities for revenue and growth that are expected to result. While Spacelink is, on an ongoing basis, evaluating its position in this changing marketplace, it has entered into an agreement with Intercable to sell substantially all of its assets to Intercable, although there can be no assurance that this transaction will be consummated. See Item 1, Proposed Acquisition of Spacelink.

         With respect to the systems owned by Spacelink and its subsidiaries, Spacelink earns revenues through monthly service rates and related charges to cable television subscribers. Spacelink's subscribers have the option to choose a limited basic service consisting generally of broadcast stations and a few cable networks ("basic" service) or a package of services consisting of basic service and tier services ("basic plus" service). The tier service generally consists of most of the cable networks, including ESPN, USA Network, CNN, Discovery, Lifetime and others. See Item 1, The Cable Television Industry, Programming.

         The monthly service rates include fees for basic service, tier service and premium services. As of September 1, 1993, as a result of the requirements of the 1992 Cable Act, Spacelink's Systems' rate structures for cable programming services and equipment were revised. These rate structures were further revised in February 1994, as a result of the FCC's adoption of an order revising its benchmark regulatory scheme. See Item 1, Regulation and Legislation. At May 31, 1994, monthly basic service rates ranged from $6.31 to $11.60 for residential subscribers, monthly basic and tier ("basic plus") service rates ranged from $20.30 to $21.97 for residential subscribers, and monthly premium services ranged from $3.95 to $14.95 per premium service. Charges for additional outlets were eliminated, and charges for remote controls and converters were "unbundled" from the programming service rates. In addition, Spacelink earns revenues from pay-per-view programs. Pay-per-view programs, which usually are either unique sporting events or recently released movies, are available on many of Spacelink's cable television systems. Subscribers are permitted to choose individual movies for a set fee ranging from $1.95 to $4.95 per movie and individual special events for a set fee ranging from $5.95 to $39.95 per event. Related charges may include a nonrecurring installation fee that ranges from $7.90 to $35.00; however, from time to time Spacelink has followed the common industry practice of reducing the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, subscribers are free to discontinue the service at any time without penalty, and most terminations occur because a subscriber moves to another home or to another city. For the fiscal year ended May 31, 1994, of the total fees received by Spacelink-owned systems, basic and tier service fees accounted for approximately 68% of total revenues, premium service fees accounted for approximately 17% of total revenues and the remaining 15% of total revenues came from pay-per-view, advertising, equipment rental, installation and program guide revenues. Spacelink is dependent upon continuous monthly service charges to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

         As the general partner of the managed limited partnerships, Spacelink earns management fees which are generally 5% of the gross revenues of the partnership, not including revenues from the sale of cable television systems or franchises. To the extent that partnership revenues decrease as a result of the implementation of rate regulation under the 1992 Cable Act, Spacelink's management fees will be reduced accordingly. See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations. Spacelink also receives reimbursement from the partnerships for certain allocated overhead and administrative expenses incurred by Spacelink in its management activities. From time to time, Spacelink has made advances to certain of its managed limited partnerships and has deferred collection of management fees and expense reimbursements owed by certain of its managed limited partnerships to allow for expansion of a cable television system or other cash needs of such a partnership. Upon dissolution of a Spacelink-managed partnership or the sale or refinancing of its cable television systems, Spacelink is generally entitled to receive a percentage ranging from 15% to 40%, depending upon the particular partnership, of the net remaining assets of such partnership, after payment of partnership debts and after investors have received an amount equal to their capital contributions plus, in most cases, a stated preferential return on their investment.
Pursuant to the terms of the various limited partnership agreements, Spacelink has full operational control of the management and day-to-day business of the partnerships.

         Spacelink historically has found that the cash flow of a particular cable television system and the long-term value of that system can be increased as a result of (i) the addition of new subscribers through increased market penetration, (ii) the building of extensions to reach new potential subscribers in the franchise area, (iii) the addition of new programming services or products, and (iv) periodic rate adjustments. Increases in subscribers usually result from specific marketing efforts undertaken by a cable system operator within the community, which may include telephone solicitation, particular program promotions, direct mailings, increased advertising or other means. A cable operator also can build extensions to systems, which increase the number of homes passed by the cable system and the number of potential subscribers, and thereby increase potential revenue from additional subscriber fees. The building of extensions to cable television systems usually occurs due to the development within the system's franchise area of a new housing area adjacent to areas then served by the system or the availability of a franchise for an area adjacent to the current franchise area. In addition, increased revenues may be generated from the offering of additional services to subscribers. New cable services have been developed and introduced since the inception of the cable television industry, and new cable services are expected to continue to develop. These could include new premium services offering particular kinds of movies, sporting events or the like. Finally, additional revenue and long-term value may be realized by periodic adjustments in subscriber rates. No assurance can be given that Spacelink will be able to increase the cash flow of any particular cable television system or the value of that system by any of the methods described above, and the rate regulations under the 1992 Cable Act limit the amount of any rate increases with respect to regulated services Spacelink will be able to implement in the future.

         Increases in cash flow, as well as increases in long-term value, of a cable television system can also be realized through cost efficiencies.
Because Intercable manages numerous cable television systems for itself and affiliated entities, Spacelink's cable television systems, through their association with Intercable, generally benefit from a reduction in certain costs associated with operations. Spacelink, through its association with Intercable, is able to purchase programming services and cable system equipment at lower prices than would otherwise be available due to the volume of business that Spacelink and its affiliates, including Intercable, conduct with such suppliers and vendors. In addition, Spacelink and Intercable have developed over time certain centralized operating and marketing systems that are made available to the cable television systems owned by Spacelink, its managed partnerships and other affiliates. While Spacelink will seek additional cost efficiencies in its cable television properties, no assurance can be given that it will be able to do so, or that any increase in cash flow or value will result therefrom.

         Spacelink's cable television business consists of providing cable television services to a large number of customers, the loss of any one or more of which would have no material effect on Spacelink's business. Each of the cable television systems owned or operated by Spacelink has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in systems owned or operated by Spacelink is not significant. Spacelink's policy with regard to these accounts is basically one of disconnecting service before a past due account becomes material.

         Spacelink's cable television business does not depend to any material extent on the availability of raw materials, it carries no significant amounts of inventory and it has no material backlog of customer orders. Spacelink has engaged in research and development activities relating to the provision of new cable television services but the amount of funds expended for such research and development has never been material. Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of Spacelink.

         At this time, Spacelink does not intend to actively seek cable television systems for its own account. See Item 1, Proposed Acquisition of Spacelink.

CABLE TELEVISION SYSTEMS OWNED BY SPACELINK AND BY SPACELINK'S MANAGED PARTNERSHIPS

         At May 31, 1994, Spacelink managed 15 cable television systems, 11 of which, operating in 8 states, were owned by Spacelink-managed limited partnerships, and 4 of which, operating in 4 states, were owned by Spacelink. The Spacelink-owned cable television systems are located in Colorado, Florida, Hawaii and Wisconsin. Spacelink's current managed partnerships own cable television systems located in California, Illinois, Indiana, Nevada, New Mexico, Ohio, Texas and Wisconsin. The last such partnership was formed in March 1991.

         At May 31, 1994, Spacelink-owned systems served approximately 52,000 basic subscribers and 41,000 premium channel subscribers, and the systems held by the Spacelink-managed partnerships served approximately 109,000 basic subscribers and 75,000 pay units. (Each premium service subscribed to equals one pay unit.) Due primarily to the number of subscribers in systems owned or managed by Intercable, according to industry sources, Spacelink and Intercable together constitute one of the nation's largest multiple cable television system operators.

PROPOSED ACQUISITION OF SPACELINK BY INTERCABLE

         On May 31, 1994, Spacelink and Intercable entered into an Exchange Agreement and Plan of Reorganization and Liquidation (the "Spacelink Agreement") providing that, subject to receiving the approval of the shareholders of Spacelink and Intercable, Intercable will acquire from Spacelink substantially all of the assets of Spacelink (other than the 2,859,240 shares of Intercable's Common Stock presently held by Spacelink). Intercable has agreed to assume all the liabilities of Spacelink, as set forth in the Spacelink Agreement, other than liabilities with respect to dissenting shareholders. In exchange, Intercable will issue 4,100,000 shares of Intercable's Class A Stock, which shares shall be registered under the Securities Act of 1933. Pursuant to the Spacelink Agreement, Spacelink will liquidate and distribute its assets, including all of the shares of Intercable's Common Stock and Class A Common Stock held by Spacelink, to its shareholders. International has agreed that a portion of Intercable's Class A Common Stock that would have been received by it upon the dissolution of Spacelink will instead be reallocated to the other shareholders of Spacelink (the "Minority Shareholders"), excluding International, Glenn R. Jones and their subsidiaries (the "Reallocation"). After giving effect to the distribution made upon the liquidation of Spacelink and the Reallocation, and assuming the exercise of all outstanding Spacelink stock options, each non-dissenting Minority Shareholder will receive .09629 shares of Intercable's Class A Common Stock and .03567 shares of Intercable's Common Stock for each share of Spacelink held. Mr. Jones, International and the subsidiaries of International will receive, on a per-share basis, fewer shares of Intercable's Class A Common Stock than the Minority Shareholders because of the Reallocation. The obligations of Spacelink and Intercable under the Spacelink Agreement are subject to the satisfaction or waiver by each such party, at or prior to closing, of several conditions. There is no assurance that this transaction will be consummated.

INFORMATION ABOUT INTERCABLE'S BUSINESS ACTIVITIES

         Although Spacelink effectively controls Intercable through its stock ownership of Intercable, certain loan agreements of Intercable currently limit the amount of funds it may loan or advances to affiliates including Spacelink in the form of cash dividends or loans. As a result of these limitations, the net assets of Intercable are not available to Spacelink to fund its operating or capital resource needs. These limitations do not impair the ability of Spacelink to pledge its equity holdings in Intercable; however, any pledge by Spacelink of its equity holdings in Intercable is subject to the express approval of Spacelink's and Intercable's Chief Executive Officer, Glenn R. Jones, or his personal representative. For certain additional information about Intercable's business activities, see Intercable's Annual Report on Form 10-K for its fiscal year ended May 31, 1994, which has been filed with the Securities and Exchange Commission.

ACQUISITION OF CABLE TELEVISION SYSTEM BY INTERCABLE

         On January 28, 1993, Intercable entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "North Augusta Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000, subject to normal closing adjustments. The North Augusta System is contiguous to the August, Georgia cable system managed by Intercable on behalf of one of its partnerships. As a result of the renegotiation of the North Augusta Agreement, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The transaction closed on December 15, 1993. Intercable paid Jones Group $680,000 for brokerage services related to this acquisition. See Item 13, Certain Transactions.

SALE OF CABLE TELEVISION SYSTEM BY INTERCABLE

         On January 7, 1994, Intercable entered into an agreement with Bresnan Communications Company ("Bresnan") to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Bresnan and Time Warner Cable, a division of Time Warner Entertainment, L.P. ("TWC"), have agreed to a like-kind exchange of assets whereby TWC would acquire the Gaston System from Bresnan and Bresnan would acquire from TWC the assets of certain cable television systems owned by TWC. On July 25, 1994, Intercable sold its Gaston System for the purchase price less normal closing adjustments. Intercable paid Jones Group a commission of 2 1/2% of the purchase price, or $912,500, in connection with brokering the sale of the Gaston System. Proceeds to Intercable from the sale of the Gaston System were used to pay amounts outstanding on Intercable's credit facility.

PROPOSED ACQUISITION BY BELL CANADA INTERNATIONAL INC.
OF SHARES OF INTERCABLE'S CLASS A COMMON STOCK

         On December 2, 1993, Intercable and Bell Canada International Inc. ("BCI") entered into a letter of intent providing for an investment by BCI in Intercable in exchange for an approximate 30% equity interest in Intercable. From January 1994 through May 1994, Intercable and BCI negotiated definitive terms of their agreement.

         On March 25, 1994, BCI acquired from Intercable, pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, 2,500,000 shares of Intercable's Class A Common Stock at $22.00 a share. This investment resulted in BCI owning approximately 13% of the issued and outstanding shares of Intercable, and Intercable received cash proceeds of $55,000,000. The proceeds to Intercable were used to repay outstanding indebtedness under Intercable's revolving credit facility.

         On May 31, 1994, BCI and Intercable entered into a Stock Purchase Agreement (the "BCI Agreement") providing for the sale by Intercable to BCI of 7,500,000 shares of Intercable's Class A Common Stock at $27.50 a share, which, when added to BCI's existing shareholdings in Intercable, will result in BCI owning 30% of the issued and outstanding shares of Intercable. The closing of the BCI Agreement will take place no later than ten business days after satisfaction of the conditions described in the BCI Agreement or December 31, 1994 (the "Closing"). At the Closing, BCI will deliver to Intercable the purchase price for the shares of Intercable's Class A Common Stock being purchased and Intercable will execute and deliver certain related agreements as provided by the BCI Agreement.

         BCI entered into the BCI Agreement with Intercable as part of a larger transaction whereby BCI would ultimately be able to gain control of Intercable through the acquisition of sufficient shares of Intercable's Common Stock to control Intercable's Board of Directors. Spacelink currently owns approximately 58% of Intercable's Common Stock, and International owns all of Spacelink's Class B Common Stock and approximately 79% of Spacelink's Class A Common Stock. Glenn R. Jones owns all of the outstanding shares of International.

         If the Spacelink Agreement is consummated, of which there can be no assurance, International and Mr. Jones will grant to BCI an option (the "Control Option") to purchase all of the shares of Intercable's Common Stock held, directly or indirectly, by them, in consideration of the payment by BCI to International and Mr. Jones of a non-refundable deposit of $19.00 for each share. The deposit is not deducted from the exercise price to be paid by BCI upon exercise of the Control Option. The Control Option may be exercised during any of the following periods: (i) the period commencing on the day Mr. Jones becomes incapacitated or dies; (ii) the period commencing on the day that Mr. Jones resigns as Chairman and Chief Executive Officer of Intercable; (iii) the period commencing on the day that BCI receives a written notice from International and Mr. Jones requesting that BCI exercise the Control Option;
(iv) the period commencing on the seventh anniversary and ending on the eighth anniversary of the closing of the BCI Agreement; and (v) the period commencing on the day of a Jones bankruptcy event and ending 30 days after written notice thereof.

         In the event that the Spacelink Agreement is not consummated, there will be no liquidation of Spacelink and no distribution of any shares of Intercable stock to the Spacelink shareholders. Instead, Spacelink will grant to BCI an option on the 2,859,240 shares of Intercable's Common Stock owned by Spacelink pursuant to the terms of an option agreement (the "BCI-Spacelink Option Agreement") in consideration of the payment by BCI to Spacelink of a non-refundable deposit of $19.00 a share. The option deposit will not offset amounts payable by BCI upon the exercise of the option. The option may be exercised during the same periods provided in the foregoing paragraph. If the BCI-Spacelink Option Agreement becomes effective, Spacelink and BCI will enter into a shareholders agreement providing, among other things, that Spacelink must refer to Intercable certain of its investment opportunities, including all opportunities to invest in cable television systems, wireline communications services in certain markets and broadband multi-media services in certain markets.

         Upon the closing of the BCI Agreement, BCI, International, Glenn R. Jones and Intercable will enter into the following related agreements: (i) a Shareholders Agreement providing for certain arrangements concerning the operation and governance of Intercable, certain rights of BCI to consent to corporate and business transactions, purchases of Intercable's capital stock in the open market, transfer restrictions, tag along rights and third party offers and provisions relating to the option granted by International and Mr. Jones to BCI; (ii) a Supply and Services Agreement pursuant to which BCI will provide Intercable with access to the expert advice of personnel from BCI and its affiliates for the equivalent of three man-years on an annual basis in consideration of the payment by Intercable of $2 million to BCI; (iii) a Secondment Agreement pursuant to which BCI will provide up to ten people to Intercable for a period which is the same as that of the Supply and Services Agreement. These persons, who must be approved by Intercable, will all be personnel of BCI or its affiliates who have experience in certain specific areas of operations and other aspects of BCI's business.

INTERNATIONAL INVESTMENTS BY INTERCABLE AND ITS AFFILIATES

         United Kingdom. On July 22, 1994, Intercable and certain of its subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales ("Bell Cablemedia") in exchange for 6,035,648 American Depositary Shares ("ADSs") representing 30,178,240 Ordinary Shares of Bell Cablemedia. At the closing, Intercable transferred its equity interests in the companies that owned the Leeds, South Hertfordshire, Norwich, Peterborough, Broadland and Fenland franchises and Intercable's equity interest in and shareholder loans to ELT Acquisition Company Limited to Bell Cablemedia. Also on July 22, 1994, Jones Global Group, Inc., a corporation owed 38% by Intercable and 62% by International, a corporation that through its indirect shareholdings owns a controlling interest in certain of Jones Global Group Inc.'s subsidiaries (Jones Global Group, Inc. and its subsidiaries are herein collectively referred to as "Global Group"), also transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 3,663,584 ADSs representing 18,317,920 Ordinary Shares of Bell Cablemedia, of which 1,100,000 ADSs representing 5,500,000 Ordinary Shares were sold on July 22, 1994 in connection with Bell Cablemedia's initial public offering. At the closing, Global Group transferred its equity interests in the companies that owned the Leeds and Aylesbury-Chiltern franchises, its general partner interest in Jones United Kingdom Fund, Ltd. and the assets of its United Kingdom management subsidiary to Bell Cablemedia. As a result of these transactions, Intercable and Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom; Intercable and Global Group do, however, own indirect interests in cable/telephony properties in the United Kingdom through their respective 9.7% and 4.2% ownership of Bell Cablemedia. Messrs. Glenn R. Jones, a director and officer of Intercable and Global Group, and Patrick J. Lombardi, a director of Intercable and a director and officer of Global Group, have become members of the board of directors of Bell Cablemedia.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80% by BCI and 20% by Cable & Wireless plc ("C&W").

         On June 10, 1994, Bell Cablemedia filed a registration statement with the Securities and Exchange Commission (the "SEC") in connection with the offerings in the United States and internationally of 12,000,000 ADSs by Bell Cablemedia and 1,100,000 ADSs by Global Group (the "ADS Offerings"). Bell Cablemedia also filed a registration statement with the SEC in connection with the offering of 11.95% Senior Discount Notes due 2004 (the "Notes Offering"). The ADS Offerings registration statement and the Notes Offering registration statement were both declared effective by the SEC on July 15, 1994. The ADS Offerings, which closed on July 22, 1994, provided net cash proceeds of approximately $184.4 million to Bell Cablemedia, and the Notes Offering, which also closed on July 22, 1994, provided net cash proceeds of approximately $263.1 million to Bell Cablemedia.

         The ADS offerings provided net cash proceeds of $17,547,888 to Global Group. The proceeds from the sale of the ADSs by Global Group are intended to allow it to satisfy expected U.S. and U.K. tax liabilities in connection with the transactions.

         The ADSs received by Intercable are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and Intercable will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Prior to Bell Cablemedia's initial public offering, there was no public market for its Ordinary Shares (in the form of ADSs or otherwise). The ADSs are now quoted on the NASDAQ National Market System under the symbol "BCMPY." Bell Cablemedia, BCI, C&W, Intercable and Global Group have agreed that, for a period of 180 days after July 15, 1994 (the date of the definitive prospectuses used in Bell Cablemedia's ADS Offerings), they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Global Group that were sold as part of the ADS Offerings) without the prior written consent of the lead U.S. underwriters of the ADS Offerings. Pursuant to the terms of a principal shareholders registration rights agreement, Bell Cablemedia has granted certain demand and piggy-back registration rights to BCI, C&W, Intercable and Global Group. With the exception of demand registration rights relating to the ADSs issued to C&W, Intercable and Global Group on July 22, 1994 in connection with the above-described transactions, which become exercisable approximately three years from July 15, 1994, the registration rights granted by the principal shareholders registration rights agreement become exercisable 180 days following July 15, 1994. In all cases, however, the registration rights are subject to certain limitations, including the provision that demand registration rights may not be exercised within 90 days after the effective date of Bell Cablemedia's most recent registration statement. In addition, pursuant to the terms of a separate registration rights agreement, Bell Cablemedia has agreed to file promptly with the SEC a registration statement covering all of the ADSs received by Intercable and Global Group in connection with Bell Cablemedia's acquisition of the United Kingdom holdings of Intercable and Global Group (except for those ADSs received by Global Group that were sold as part of the ADS Offerings) and to keep such registration statement effective for a period of approximately three years from the closings of the ADS Offerings. Although they have no current plans to sell any of their ADSs, Intercable and Global Group anticipate that they will be able to sell their ADSs pursuant to this registration statement 180 days following July 15, 1994.

         After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of Intercable and Global Group and the closings of the ADS Offerings on July 22, 1994, BCI indirectly owns approximately 42.2%, C&W indirectly owns approximately 12.8%, Intercable owns approximately 9.7% and Global Group owns approximately 4.2% of the issued and outstanding shares of Bell Cablemedia.

         Intercable and Global Group paid advisory fees of L.414,854 ($632,569) and L.251,812 ($383,963) to Jones Financial Group, Ltd., a subsidiary of International, for its services to Intercable in connection with the aforementioned transactions.

         BCI, C&W, Intercable and Global Group (Intercable and Global Group are herein collectively referred to as the "Jones Entities") have entered into a shareholders agreement relating to their holdings in Bell Cablemedia. The shareholders agreement provides in part that each of BCI, C&W and the Jones Entities is entitled (a) to nominate directors for election to Bell Cablemedia's board of directors according to its shareholdings in Bell Cablemedia; (b) to have one observer present at meetings of Bell Cablemedia's board of directors; (c) unless the board of directors determines otherwise, to be represented on committees of the board of directors and on the boards of directors of subsidiaries of Bell Cablemedia; and (d) to use its votes at general meetings in support of the election of such nominees as directors of Bell Cablemedia.

         The shareholders agreement also requires each of BCI, C&W and the Jones Entities, respectively, to offer any Ordinary Shares or ADSs of Bell Cablemedia which it wishes to sell to the others before selling to any third party. In addition, before purchasing Ordinary Shares or ADSs of Bell Cablemedia from any third party, each of BCI, C&W and the Jones Entities, respectively, are obliged to offer to purchase such Ordinary Shares or ADSs from the others.

         Except as otherwise provided by the shareholders agreement, BCI, C&W and the Jones Entities have preemptive rights to purchase newly issued Ordinary Shares or ADSs issued by Bell Cablemedia for cash.

         Intercable has entered into a technical assistance agreement with Bell Cablemedia under which Intercable (or one of its affiliates) has agreed to provide to Bell Cablemedia consulting services, research and development resources, management services and technical assistance in relation to telecommunications services for the provider's direct costs plus an additional amount of 15% of such costs. The technical assistance agreement is terminable by either party at any time on three months' notice following the date upon which Intercable no longer has the right to nominate a director for election to the board of directors of Bell Cablemedia pursuant to the shareholders agreement.

         Bell Cablemedia has agreed to indemnify Intercable, Global Group and their affiliates in respect of all costs, expenses, losses, liabilities and damages suffered or incurred by them resulting from any untrue statement or omission contained in any registration statement or prospectus relating to the ADS Offerings or the Note Offerings other than costs, expenses, losses, liabilities and damages resulting from any information in such documents relating to Intercable, Global Group or their affiliates provided to Bell Cablemedia by Intercable, Global Group or their affiliates. Intercable, Global Group and their affiliates have agreed to indemnify Bell Cablemedia in respect of all costs, expenses, losses, liabilities and damages suffered or incurred by Bell Cablemedia resulting from any untrue statement or omission contained in any registration statement or prospectus relating to the ADS Offerings or the Note Offerings relating to Intercable, Global Group or their affiliates provided to Bell Cablemedia by Intercable, Global Group or their affiliates.

         Pursuant to a cross-indemnity agreement, Bell Cablemedia has agreed to indemnify Intercable for any amounts that Intercable may be called upon to pay in connection with certain performance bonds guaranteed by Intercable as a shareholder of ELT Acquisition Company Limited.

         Spain. Jones Spanish Holdings, Inc. ("Spanish Holdings"), an affiliate owned 38% by Intercable, and 62% by International, has explored cable television system acquisition, development and operation opportunities in Spain. During the fiscal year ended May 31, 1994, Intercable advanced approximately $769,300, and as of May 31, 1994, Intercable's aggregate advances in these activities in Spain was approximately $7,684,300. In June 1994, Jones Spanish Holdings, Inc. agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia in exchange for 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. The closing of this transaction is expected to occur in September 1994. The ADSs to be received by Spanish Holdings will be restricted securities within the meaning of Rule 144 under the Securities Act, and Spanish Holdings will agree not to sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia for a period of 180 days after July 15, 1994. Spanish Holdings will be entitled to sell the ADSs received in connection with this transaction pursuant to the terms of the registration rights agreements discussed above..

INVESTMENT BY INTERCABLE IN MIND EXTENSION UNIVERSITY, INC.

         During fiscal 1992 and 1993, Intercable invested $10,000,000 in Mind Extension University, Inc. ("ME/U"), an affiliated company that provides educational programming through affiliated and unaffiliated cable television systems, for 25% of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from Intercable. The number of shares of Class A Common Stock of ME/U issued to Intercable was based on the average of two separate independent appraisals of ME/U. In fiscal 1991, Spacelink invested $3,135,000 in ME/U and received that number of issued and outstanding shares of common stock of ME/U then constituting 19% of such shares. In May 1993 and December 1993, the Board of Directors of Intercable approved a $10,000,000 advance and a $5,000,000 advance to ME/U on an as-needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at Intercable's weighted average cost of borrowing plus two percent. On May 3, 1994, the Board of Directors of Intercable approved an additional $5,000,000 advance to ME/U on an as needed basis. Any amount outstanding will earn interest at Intercable's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,300 of the $5,000,000 had been advanced, for an aggregate total indebtedness of ME/U to Intercable of $15,758,300, in addition to Intercable's $10,000,000 equity investment.

CABLE TELEVISION FRANCHISES

         The cable television systems owned or managed by Spacelink are constructed and operated under fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") that are generally non-exclusive and are granted by state and/or local governmental authorities. Spacelink's franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. During the next three to five years, the renewal process must commence for a significant number of the franchises for cable television systems owned or managed by Spacelink and its affiliates. To date, Spacelink has not experienced significant problems in renewing its franchises, nor does it currently expect to encounter significant problems in renewing its franchises in the future. As part of the renewal process, Spacelink may in some instances be required to provide additional services or incur capital expenditures for the system involved. See Item 2, Cable Television Systems Owned by Spacelink.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Spacelink has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there is an overbuilder in Spacelink's Panama City Beach cable television system which has been able to attract a significant number of subscribers from Spacelink's system. Constructing and developing a cable television system is a capital intensive process and, because most cable television systems provide essentially the same programming, it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder also would be required to obtain franchises from the local governmental authorities, obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas. The overbuilder in the Panama City Beach cable television system currently provides significant competition. See
Item 1, Competition for Subscribers in Spacelink's Systems.

COMPETITION

         COMPETITION IN THE INDUSTRY. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, pose the greatest potential threat to the cable television industry. MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, Spacelink has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with Spacelink's cable television systems. However, given the fact that these are emerging services, the effect of competition from these technologies on the overall profitability of the cable television industry is difficult to predict at this time. While the MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration, the previous unavailability of frequency spectrum, programming services and the regulatory delays encountered by MMDS systems in obtaining licenses have delayed the growth of the MMDS industry. Although the channel capacity of MMDS and DBS systems will be limited, it is expected that developments in compression technology will enable them to provide a sufficient number of channels that, while not comparable to the number of channels that will be provided by cable television systems using fiber-optic and compression technology, may nevertheless be attractive to subscribers.

         An emerging technology, Local Multipoint Distribution Service ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

         In addition to competing with one another, cable television systems compete with broadcast television, which consists of television signals that the viewer is able to receive directly on his television using his antenna ("off-air"). The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the available cable systems. Accordingly, it has generally been less difficult to obtain higher penetration rates in areas where there is signal interference from surrounding mountains or where signals available off-air are limited, than in metropolitan areas where higher quality off-air signals are often available without the aid of cable television systems.

         Cable television systems also compete with translator and low power television stations. Translators receive broadcast signals and rebroadcast them on different frequencies at low power pursuant to an FCC license. Low power television stations increase the number of television signals in many areas of the country, and provide off-air television programs, either pay or advertiser-supported, to limited local areas. Cable television systems are also in competition, in various degrees, with other communications and entertainment media including motion pictures and home video cassette recorders, and are dependent upon the continued popularity of television itself. The construction of more powerful transmission facilities near a cable television system or an increase in the number of television signals in such an area also could have an adverse effect on revenues.

         Additional competition is present from private cable television systems known as Master Antenna Television (MATV) and Satellite Master Antenna Television (SMATV) serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners, condominium associations, and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. In 1991, the FCC made available a microwave service to SMATV systems which will facilitate the ability of private cable television systems to distribute video entertainment programming among several SMATV systems within a local area. Private cable systems that do not cross public rights of way or interconnect separately owned and managed buildings are free from the federal regulatory requirements imposed on franchised cable television operators. A number of states have enacted laws to afford operators of franchised cable television systems access to multi-unit dwellings, although some of these statutes have been successfully challenged in the courts.

         Although programming is currently available to the owners of backyard earth stations through conventional and medium-powered satellites, DBS operators propose to deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two companies have begun operations in 1994. Subscribers will be able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna.

         In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. Cable television systems may also serve as marketing agents for DBS operators. DBS companies intend to use video compression technology to increase the channel capacity of their satellite systems to provide a package of movies, broadcast stations and other program services which are competitive with those of cable television systems. Current video compression technology has the capability of providing more than 100 channels of service over a single high-powered DBS satellite. Cable operators will also use video compression technology to increase the channel capacity of their systems. DBS companies may be able to offer new and highly specialized services using a national base of subscribers, but they may not be able to provide services that are of local interest to their subscribers nor maintain a local presence, which are advantages in developing and maintaining the interest of subscribers. Though DBS systems will sell national advertising, they will not be able to offer the local advertising availabilities that cable television systems can offer. The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate new interactive television services. This service may also be used as well by the cable television industry. Although the cable industry does not currently provide two-way interactive service from its subscribers' homes to cable television offices, such services can be provided in the future. The ability to obtain access to programming and the availability of reception equipment at reasonable prices, among other factors, will determine whether DBS systems will be able to offer services that are competitive with those offered by cable television.

         Several manufacturers of television sets have developed a new technology called high-definition television ("HDTV"). This new system will permit television viewers to receive movie-quality pictures and sound. It is anticipated that VCRs and television sets capable of displaying HDTV formats will be on the market in the United States in the future. The proposed DBS systems will have the capacity to transmit HDTV programming to a new generation of home satellite antennas. HDTV programming will also be transmitted by fiber optic cables and coaxial cable television systems, with some modifications. At the present state of development, HDTV transmissions cannot be made by conventional television stations, and therefore HDTV services will introduce a new delivery medium, although some manufacturers may develop an interim HDTV system which can be viewed over current television receivers. Certain multiple system cable operators, including Spacelink, and telephone companies, have implemented fiber optic transmission technology in some service areas and are studying the implementation of HDTV technology. After the FCC chooses a standard HDTV format, it can be expected the cable industry will develop the ability to transmit HDTV signals as HDTV technology becomes commercially feasible and as television broadcast stations and satellite services offer HDTV services. Spacelink cannot otherwise predict when or to what extent HDTV services will impact Spacelink's or its managed partnerships' systems or those of its competitors.

         Although Spacelink has not yet encountered competition from a telephone company entering into the cable television business, Spacelink's cable television systems could potentially face competition from telephone companies doing so.

         Federal law generally prohibits telephone companies from owning or operating cable television systems within their own service areas, although the FCC has recommended modification of these restrictions and legislation is pending in Congress that would permit telephone companies in certain instances to provide video programming through separate subsidiaries. See Item 1, Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Spacelink cannot predict at this time to what extent, if any, current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. Participation of telephone companies as direct competitors or in competition for the acquisition of cable television systems could affect the profitability and market value of Spacelink's systems. If a telephone company were to become a direct competitor of Spacelink in an area served by a Spacelink system, Spacelink could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to Spacelink. Such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators including Spacelink, among other parties, hold or have requested experimental licenses from the FCC to test PCS technology.

         POTENTIAL COMPETITION WITH INTERCABLE. Intercable also is engaged in the ownership and operation of cable television systems for itself and for managed limited partnerships that it and its subsidiaries have sponsored in the past. Intercable has entered into the Spacelink Agreement with Spacelink providing for the purchase by Intercable of substantially all of the assets of Spacelink. If the conditions to closing of the Spacelink Agreement are met or waived, Spacelink will be liquidated and dissolved. If, however, the Spacelink Agreement is not consummated, Spacelink will not be liquidated, but will enter into an option agreement with BCI. The option agreement provides, among other matters, that Spacelink will be required to refer to Intercable certain of its investment opportunities, including all opportunities to invest in cable television systems, wireline communications services in certain markets and broadband multi-media services in certain markets. See Item 1, Proposed Acquisition of Spacelink and Proposed Acquisition by Bell Canada International Inc. of Shares of Intercable's Class A Common Stock. In either event, it is not anticipated that Spacelink will provide any significant competition with Intercable.

         COMPETITION FOR SUBSCRIBERS IN SPACELINK'S SYSTEMS Spacelink owns the cable television systems serving Empire, Georgetown and Idaho Springs, Colorado (the "Clear Creek System"), Panama City Beach, Florida (the "Panama City Beach System") and Kenosha, Wisconsin (the "Kenosha System"). Jones Spacelink of Hawaii, Inc., a subsidiary of Spacelink, owns the cable television system serving subscribers in Hilo, Hawaii (the "Hilo System"). The Clear Creek System, the Panama City Beach System, the Kenosha System and the Hilo System may hereinafter collectively be referred to as the "Systems."

         Following is a summary of the cable television, DBS MMDS, SMATV and TVRO operators in Spacelink's Systems:

      Clear Creek System: There are no MMDS or SMATV operators or TVRO operations in the Clear Creek System.

      Hilo System: There are no MMDS operators in the Hilo System at this time. There is one SMATV operator servicing one hotel and providing little competition. There are a few private satellite operators selling home dishes in the Hilo System service area, but they provide minimal competition.

      Kenosha System: There are no MMDS operators in the Kenosha System. There is one SMATV operator in a 800-unit apartment complex and no TVRO operations or marketing in the service area. DBS dealers in the Kenosha System area are anticipated to commence business in the fall of 1994.

      Panama City Beach System: There are no MMDS operators in the Panama City Beach System. There are four SMATV operators serving two condominium complexes and two motels and provide no competition and six TVRO dealers, only one of which operates in the System's service area and provides minimal competition. There is an overbuilder in the Panama City Beach System service area which provides significant competition to this system.

         The Systems also face competition from numerous video cassette rental outlets in the Systems' service areas and from the large number of first run movie theaters in their service areas. Spacelink believes the preponderance of VCR ownership in the Systems' service areas may be a positive rather than a negative factor because households that have VCRs are attracted to non-commercial programming delivered by the Systems such as movies and sporting events on cable television that they can tape at their convenience.

REGULATION AND LEGISLATION

         The cable television industry is regulated in varying degrees by the Federal Communications Commission ("FCC"), some state governments and most local governments. In addition, the Copyright Act of 1976 imposed copyright liability on all cable television systems. Present FCC regulations include requirements with respect to registration of operation, record keeping, technical standards, and periodic reporting. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities. The following is a summary of Federal laws and regulations materially affecting the growth of the cable television industry, and a description of state and local laws with which the cable industry must comply.

         CABLE COMMUNICATIONS POLICY ACT OF 1984. On December 29, 1984, the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), which amended the Communications Act of 1934, took effect (as so amended, the "Communications Act"). This legislation imposed uniform national regulations on cable television systems and franchising authorities. Among other things, the legislation regulated the provision of cable television service pursuant to a franchise, specified those circumstances under which a cable television operator may obtain modification of its franchise, established criteria under which a franchise shall be renewed and established maximum fees payable by cable television operators to franchising authorities.

         The law prescribes a standard of privacy protection for cable subscribers, and imposes equal employment opportunity requirements on the cable television industry. It restricts the amount of fees paid by the cable television operator to the franchising authority to a maximum of 5% of gross revenues during the term of the franchise. Franchising authorities are granted authority to establish requirements in new franchises and renewal of existing franchises for the designation and use of public educational and governmental access channels. Franchising authorities are empowered to establish requirements for cable-related facilities and equipment, which may include requirements that relate to channel capacity, system configuration and other facility or equipment requirements related to the establishment and operation of a cable television system.

         CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992 and which amended the 1984 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, and under the FCC's rules and regulations, substantially all of Spacelink's franchises were rate deregulated in the mid 1980s. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by Spacelink, are again subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers.

         The 1992 Cable Act also (i) eliminates the 5% annual basic rate increase currently allowed by the 1984 Cable Act without local approval; (ii) requires the FCC to adopt regulations to establish, on the basis of actual costs, the prices for installation of cable service, remote controls, converter boxes and additional outlets; (iii) requires cable to permit subscribers to purchase video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service, other than the basic service, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and the franchising authorities more latitude in controlling rates and rejecting rate increase requests.

         On April 1, 1993, the FCC adopted regulations governing the regulation of rates for basic and non-basic services. The regulations became effective on September 1, 1993. The FCC adopted a benchmark regulatory scheme for the regulation of basic and cable programming service rates. However, rather than relying on the benchmark scheme, operators may submit cost-of-service showings to justify rates above the applicable benchmarks. A cable operator that can demonstrate through a cost-of-service showing that rates for basic and non-basic services are justified will not be required to reduce rates or be regulated under the benchmark and price cap system. Franchising authorities may not elect cost-of-service as their primary form of rate regulation but must apply the FCC benchmark system. Except for those operators that filed cost-of-service showings, cable operators whose rates are subject to regulation and that were above September 30, 1992 benchmark levels generally reduced those rates to the benchmark level or by 10%, whichever is less, adjusted forward for inflation. Operators who have not adjusted rates pursuant to the FCC's regulations, or whose cost-of-service showings fail to justify current rates, could be subject to refund liability and interest.

         Spacelink reduced service rates for basic and tier services in its owned and managed systems as required effective September 1, 1993. Spacelink has been negatively impacted by this reduction. The reduction resulted in a decrease in operating revenues in those systems which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales.

         On February 22, 1994, the FCC adopted several rate orders including an order which revised its benchmark regulatory scheme. The FCC's new regulations will generally require rate reductions absent a successful cost-of-service showing of 17% of September 30, 1992 rates (the "Full Reduction Rate"), adjusted for inflation, channel modifications, equipment costs and increases in programming costs. However, rate reductions will be held in abeyance for those systems whose rates are already below the revised benchmark levels, or pending the completion of cost studies by the FCC of various types of representative systems, of those systems that would be required to be reduced below the revised benchmark levels in order to achieve the Full Reduction Rate. Further rate reductions to the Full Reduction Rate would be required if validated by the cost studies. The new regulations became effective on May 15, 1994, but operators could elect to defer a rate reduction prior to July 14, 1994, absent a change in their rates or restructuring of service offerings between May 15 and July 14. Spacelink complied with the FCC's revised regulations and reduced rates as required. Spacelink was negatively impacted by this new round of rate reductions.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On February 22, 1994, the FCC adopted rules which revised its treatment of a la carte programming offerings by applying various criteria to determine whether a cable operator's a la carte packages should be subject to rate regulation. Local franchising authorities have the authority under the FCC rules, subject to review by the FCC, to determine whether an a la carte offering should be subject to rate regulation. If an operator is found to have bundled channels in an a la carte package to evade rate regulation, the FCC may impose forfeitures or other sanctions.

         The 1992 Cable Act encourages competition with existing cable systems by allowing municipalities, which are otherwise legally qualified, to own and operate their own cable systems without having to obtain a franchise; prevents franchising authorities from granting exclusive franchises; or unreasonably refusing to award additional franchises covering an existing cable system's service area. The 1992 Cable Act also makes several procedural changes to the process under which a cable operator seeks to enforce renewal rights which could make it easier in some cases for a franchising authority to deny renewal. The 1992 Cable Act prohibits the common ownership of cable systems and co-located MMDS or SMATV systems, and absent certain exceptions, the sale or transfer of ownership of a cable system within 36 months after its acquisition or initial construction. The 1992 Cable Act also precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programs to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements with cable companies and could affect the volume discounts that program suppliers currently offer to Spacelink as a multiple system operator.

         Under the 1984 Cable Act cable operators with thirty-six or more activated channels are required to designate channel capacity for commercial use by persons unaffiliated with the operator. The 1984 Cable Act provided operators with substantial latitude in setting rates for commercially leased access channels, but, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. It is possible that such leased access services will result in competition to services offered over cable systems.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules require a local commercial station to elect whether to require a cable system to carry its signal, or to require the cable system to negotiate with the station for "retransmission consent" rights. A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems.

Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low power television stations carried by such systems. In some cases, the must-carry rules could require cable systems to carry local television signals in lieu of more popular programming and could increase the costs of carrying certain broadcast stations. The retransmission consent rules could result in cable operators not being permitted to carry certain broadcast stations after October 6, 1993.

         On April 8, 1993 a special three-judge federal district court for the District of Columbia issued a decision upholding the constitutional validity of the must-carry signal carriage requirements. This decision was vacated by the United States Supreme Court on June 27, 1994 and remanded to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court, absent a stay of the rules. In 1993, a federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services has been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         The 1992 Cable Act also allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) programming access and exclusivity arrangements; (ii) access to cable channels by unaffiliated programming services; (iii) leased access terms and conditions; (iv) horizontal and vertical ownership of cable systems; (v) franchise renewals; (vi) technical standards; (vii) subscriber privacy; (viii) consumer protection issues; (ix) cable equipment compatibility; and (x) obscene and indecent programming. The 1992 Cable Act required the FCC to establish national customer service standards and the FCC recently adopted regulations governing office hours, telephone availability, installations, outages, service calls, and billing and
refund policies.   Additionally, state or municipal authorities may enact laws or regulations which impose stricter or different customer service standards than those set by the FCC.

         The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the Cable Act of 1984 that govern the terms and conditions under which cable television systems provide service.

These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service.

         OWNERSHIP AND MARKET STRUCTURE. The FCC rules and federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal (predicted grade B contour as defined under FCC regulations) reaches any portion of the community served by the cable television system, on the other hand. For purposes of the cross-ownership rules, "control" of licensee companies is attributed to all 5% or greater stockholders, except for mutual funds, banks and insurance companies which may own less than 10% without attribution of control. The FCC has requested comment as to whether to raise the attribution criteria from 5% to 10% and for passive investors from 10% to 20%, and whether it should exempt from attribution certain widely held limited partnership interests where each individual interest represents an insignificant percentage of total partnership equity. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. The local limit would not apply in cases where the network-owned cable system competes with another cable operator. Spacelink has no direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and it is thus presently unaffected by the cross-ownership rules.

         The Communications Act and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, control was attributed to stockholders who directly or indirectly own 1% or more of outstanding voting stock and for mutual funds, 3% of the outstanding voting stock. The FCC's recently revised regulations will now permit telephone companies to own up to a 5% interest in cable television systems in their own service areas.

         The cross-ownership prohibitions would preclude investors from holding shares in Spacelink if they simultaneously served as officers or directors of, or held an attributable ownership interest in, these other businesses, and would also preclude Spacelink from acquiring a cable television system where Spacelink's officers or directors served as officers or directors of, or held an attributable ownership in, these other businesses which were located within the same area as the cable system which was to be acquired.

         In order to encourage and develop a competitive video services marketplace, the FCC recently conducted a wide-ranging inquiry into the participation of the telephone industry in the delivery of cable television services. The FCC concluded that telephone companies should be permitted to provide a video dialtone service that would be similar to the ordinary telephone dialtone and would be able to provide access for consumers to a wide variety of services now provided by cable television systems, as well as new services (including videophone and advanced telecommunications services) which may develop. Under the FCC's video dialtone regulations, telephone companies will be permitted to provide access to video dialtone services of others on a common carrier basis, as well as provide directly to their telephone customers their own non-video dialtone and non-video services, subject to certain structural cross-subsidization safeguards. Telephone companies will also be permitted to own up to a 5% interest in a program service provided that the telephone company has some other affiliation with the programmer, such as an agreement to provide equipment or support services. The Commission also has been petitioned to adopt specific accounting rules for telephone companies that provide video dialtone.

         All of the Bell Operating Companies and most of the major independent telephone companies have requested authority to provide video dialtone in portions of their service areas. The Commission has approved a number of video dialtone trials and recently authorized Bell Atlantic Corporation to provide a commercial video dialtone service in Dover, New Jersey. The Commission is not expected to grant additional applications until after it issues its order on reconsideration. Several of the proposed video dialtone systems could compete or will compete directly with Spacelink and its partnerships' systems. If video dialtone services become widespread in the future, cable television systems could be placed at a competitive disadvantage because cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises.

         The FCC has concluded that under the Cable Act interexchange carriers (such as AT&T, which provide long distance services), are not subject to the restrictions which bar the provision of cable television service by local exchange carriers. In addition, the FCC concluded that neither a local exchange carrier providing a video dialtone service nor its programming suppliers leasing the dialtone service are required to obtain a cable television franchise. This determination has been appealed.

         The modification of the current cross-ownership restrictions, which prohibit common ownership or operation of cable television systems and telephone companies within the same service area, would create competition by permitting telephone companies to provide the same types of services as cable television systems and could also facilitate the use of telephone transmission facilities by others seeking to compete with franchised operators. It could also lead to the enactment of legislation to enable cable television systems to compete with telephone companies in providing telecommunication services.

         Federal cross-ownership restrictions have previously limited entry into the cable television business by potentially strong competitors such as telephone companies. Proposals now under consideration in Congress and recent litigation could lead to the elimination of these restrictions, making it possible for companies with considerable resources, and consequently a potentially greater willingness or ability to overbuild, to enter the business. Even in the absence of changes in the cross-ownership restrictions, the expansion of telephone companies' fiber optic systems may facilitate entry by other video service providers in competition with cable systems. The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Regional Bell Operating Companies ("RBOCs") from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This federal cross-ownership rule is particularly important to the cable industry because these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way. In 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company (collectively, "Bell Atlantic"), both wholly-owned subsidiaries of Bell Atlantic Corporation, filed suit in the United States District Court for the Eastern District of Virginia (Alexandria Division) seeking to have declared unconstitutional the provision of the 1984 Cable Act which prohibits a telephone company from owning a cable television system in its own service area. Spacelink was not a party to this litigation, although the National Cable Television Association ("NCTA"), an industry group of which Spacelink is a member, intervened in the case. In its complaint, Bell Atlantic stated that, if permitted, it will build and operate a cable television system in the City of Alexandria, Virginia. On August 24, 1993, the court held that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the United States Justice Department from enforcing the cross-ownership ban. The decision was appealed to the Federal Court of Appeals for the Fourth Circuit, but the court recently indicated that it was holding the appeal in abeyance pending possible action by the Congress on pending legislation to modify the cable television/telephone cross-ownership ban, and recently in a suit brought by US West in a federal district court in Seattle, the cross-ownership ban was held unconstitutional. The decisions, which apply only to these two RBOCs, will enable them to provide cable television services within their own operating areas if they are not reversed on appeal. Several other RBOCs have brought similar suits challenging the cross-ownership statute in federal district court in Illinois, Michigan, California and Maine. Spacelink is unable to predict the ultimate outcome of this litigation on Spacelink's cable television business.

         Another court decision, which modifies The Modified Final Judgment in United States v. American Telephone & Telegraph Co., will permit the RBOCs to provide information services over their facilities. This decision effectively permits RBOCs to acquire or construct cable television systems outside of their own service areas, and several RBOCs have recently invested or acquired cable television companies.

         There are currently bills pending in Congress that would permit the LECs to provide cable television service over their own facilities conditioned on establishing a video programming affiliate that will maintain separate records to prevent cross-subsidization. These bills would, among other things, also prohibit telephone companies from purchasing existing cable systems within their telephone service areas.

         Recently, Southwestern Bell Telephone Company and US West, both RBOCs, have separately evidenced an interest in the cable television industry. Southwestern Bell acquired certain cable television systems from Hauser Communications, and US West made a significant investment in a subsidiary of Time Warner, one of the largest cable television operators in the country. These announced transactions indicate to Spacelink a strong intention on the part of telephone companies to enter the cable television business.

         PROGRAM ORIGINATION AND EXCLUSIVITY OBLIGATION. Cable television systems may originate programs and may present advertising subject to compliance with the FCC's regulations governing political broadcasts, political advertisements and sponsorship identification, and prohibitions on lotteries and obscene programming.

         FCC regulations currently require cable television systems located within 35 miles of a television market to delete syndicated programs on distant broadcast signals upon request of the copyright owner or the local station holding the exclusive rights to broadcast the same program within its television market. Similar blackout regulations also are applicable to network programming in which local network affiliates hold exclusive rights.

         COPYRIGHT MATTERS. The Copyright Act of 1976 grants cable television systems a "compulsory license" to carry distant television signals authorized by the FCC. In consideration for the compulsory license, cable television systems are required to pay royalties to the owners of the copyrighted material which is carried. These copyright royalty payments are based upon a percentage of a cable television system's gross revenues from basic subscriber service. Every cable television system must submit statements of account and royalty payments to the Copyright Office. The Copyright Act contains specific formulas for calculating the amount of the royalty fee. In general, under these formulas, the larger the system and the greater the number of distant signals carried, the greater will be the royalty fees. Failure to comply constitutes copyright infringement and may result in the imposition of fines and other penalties.

         The Copyright Act established the Copyright Royalty Tribunal (the "CRT"), which was empowered to distribute royalty payments and to review and adjust royalty rates in limited situations. Legislation recently enacted by Congress abolished the CRT, and the distribution of royalties will now be administered by the Library of Congress, which will use arbitration panels to resolve royalty distribution disputes. The possible simplification, modification or elimination of the compulsory license is the subject of continuing legislative review. Consequently, the nature or amount of future royalty payments for broadcast signal carriage cannot presently be predicted. The elimination or substantial modification of the cable compulsory license could adversely affect Spacelink's ability to obtain suitable programming and could substantially increase the cost of programming that would remain available for distribution to Spacelink's cable subscribers.

         STATE REGULATION. Several states have subjected cable television systems to the jurisdiction of state governmental agencies, some of which have exercised jurisdiction over transfers of control of cable systems, customer service standards and franchising requirements. Attempts in other states to so regulate cable television systems are continuing and can be expected to increase. It cannot be predicted whether state regulation will have an adverse effect on the growth of the cable television industry and the business of Spacelink.

         LOCAL REGULATION. A cable television system is generally operated pursuant to a non-exclusive franchise or permit granted by the local governing body of the area to be served. Franchises are granted for a stated term, generally 10 to 15 years, and in many cases are cancelable for failure to comply with various conditions and limitations, including compliance with national, state and local safety and electrical codes, required rates of construction and conditions of service. Franchises usually call for the payment of fees to the granting authority. Some state and local regulations governing cable television systems may be subject to requirements imposed by the FCC and are also subject to the requirements imposed by Federal law. The FCC has generally preempted local regulation of the technical standards with which cable television systems must comply, and has recently implemented uniform standards for the industry.

         TECHNICAL AND REPORTING REQUIREMENT. The FCC licenses radio, microwave and satellite facilities used by cable television systems. The FCC rules include technical standards for cable television systems with which all systems must comply. The FCC requires cable television systems to file annual reports pertaining to frequency usage, subscriber information and equal employment opportunity practices. The FCC has recently adopted new technical standards, and franchising authorities may not require cable television systems to adhere to standards that are stricter than those of the FCC.

         MISCELLANEOUS. The Communications Act specifically empowers the FCC to impose fines upon cable television system operators for willful or repeated violation of the FCC's rules and regulations. The FCC has adjudicatory authority over pole attachment disputes where a state has not asserted jurisdiction.

         Implementing provisions of the 1993 Budget Act, the FCC has adopted requirements for payment of 1994 "regulatory fees." Cable television systems are to pay regulatory fees of $0.37 per subscriber. Fees are also assessed for other licenses, including licenses for business radio cable television relay
(CARS) and earth stations.

         For a description of the effects of regulation and legislation on Spacelink, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.


                              ITEM 2.  PROPERTIES

         Spacelink subleases its executive offices from Intercable. The corporate offices of Spacelink, Intercable and their affiliates are located in a 101,500 square foot office building located in Englewood, Colorado leased to Intercable by Jones Properties, Inc., a wholly owned subsidiary of International. This building was completed in July 1985. The master lease between Intercable and Jones Properties, Inc. has a 15-year term with three 5-year renewal options at market rates existing at the beginning of the option period. The annual rent is currently $24.00 per square foot, plus operating expenses, and will not, by the terms of the lease, exceed such amount during the remainder of the term. Intercable subleases approximately 26% of the building to Spacelink, International and certain other affiliates on the same terms and conditions as the primary lease.

         In fiscal 1994, Intercable acquired an approximate 60,000 square foot office building located at 9085 E. Mineral Avenue, Englewood, Colorado for a purchase price of $3,050,000. The building principally houses corporate office personnel of Intercable and its affiliates.

         Earth Segment owns four acres of land in the Inverness Business Park area of Englewood, Colorado and has completed construction of the first phase of a ground-to-satellite transmission ("uplink") facility that transmits satellite transmission of programming. The facility is used by affiliates of Spacelink, and Earth Segment charges these affiliated companies rates for use of the uplink facility which are calculated to achieve a specified rate of return on investment.

         Spacelink directly owns an immaterial amount of real estate. Spacelink leases most of its local offices and antenna sites. Its principal physical assets consist of cable television system components, including coaxial cable, electronic amplification and distribution equipment, motor vehicles, miscellaneous hardware, spare parts and other components and equipment relative to its cable television systems. As of May 31, 1994, Spacelink's physical assets (consisting principally through consolidation, of Intercable's physical assets on a consolidated basis with Spacelink's subsidiaries) had a net book value of approximately $201,735,000, after deducting accumulated depreciation of approximately $138,908,000. Substantially all of Spacelink's properties (not including its stock ownership in Intercable) are pledged as collateral to secure indebtedness under Spacelink's loan agreements. Except for ordinary wear and tear, Spacelink believes such equipment and property are in good condition.

CABLE TELEVISION SYSTEMS OWNED BY SPACELINK

             The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units, and
(iii) the franchise expiration dates for the cable television systems owned and operated by Spacelink. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases as a result of the FCC's rate regulations, overall revenues to Spacelink may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of May 31, 1994, Spacelink-owned cable television systems operated approximately 1,000 miles of cable plant, passing approximately 75,000 homes, with an approximate 68% penetration rate. Figures for numbers of subscribers, homes passed and miles of cable plant are compiled from Spacelink's records and may be subject to adjustment.

                                                                      At May 31,
                                                   -----------------------------------------------
CLEAR CREEK, COLORADO                               1994                 1993                 1992
- - ---------------------                              ------               ------               ------
Monthly basic plus service rate                    $21.97               $22.60               $21.20
Basic subscribers                                   1,585                1,537                1,520
Pay units                                             948                  981                1,004

Franchise expiration dates:
Clear Creek County                2/6/2009
Town of Empire                    6/6/95
Town of Georgetown                10/13/2002
City of Idaho Springs             3/7/97
Town of Silver Plume              6/27/2013


                                                                       At May 31,
                                                  -------------------------------------------------
HILO, HAWAII                                        1994                 1993                 1992
- - ------------                                      -------              -------              -------
Monthly basic plus service rate                   $ 21.68              $ 21.45              $ 18.95
Basic subscribers                                  16,696               15,924               15,631
Pay units                                          12,810               11,468               10,155

Franchise expiration dates
of all franchises in the
Hilo, Hawaii System               12/31/96


                                                                      At May 31,
                                                  -------------------------------------------------
KENOSHA, WISCONSIN                                  1994                1993                  1992
- - ------------------                                -------              ------               -------
Monthly basic plus service rate                   $ 21.18              $ 22.95              $ 20.95
Basic subscribers                                  25,047               23,188               21,956
Pay units                                          18,175               17,934               17,372

Franchise expiration dates:
City of Kenosha                   7/05/98
Village of Pleasant Prairie       2/6/2001
Town of Somers                    9/25/2000


                                                                       At May 31,
                                                   ------------------------------------------------
PANAMA CITY BEACH, FLORIDA                          1994                 1993                1992
- - --------------------------                         ------               ------               ------
Monthly basic plus service rate                    $21.20               $21.20               $18.95
Basic subscribers                                   8,406                7,984                7,287
Pay units                                           9,399                5,522                3,710

Franchise expiration dates:
City of Panama City Beach         6/10/2000
Bay County                        4/5/2003


SPACELINK'S PROGRAMMING SERVICES

         Programming services provided by Spacelink's cable television systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. Spacelink's systems also provide a selection, which varies by system, of premium channel programming (e.g., Bravo, Cinemax, The Disney Channel, Encore, Home Box Office, Showtime and The Movie Channel and Nippon Golden Network).


                           ITEM 3.  LEGAL PROCEEDINGS

         In July and August, 1993, Spacelink and Intercable, along with virtually all other cable operators, were sued in most jurisdictions where its systems are operated by a group of television studios who own the copyrights to programming shown on broadcast stations which Spacelink's cable systems carry. The suits sought interest on certain copyright payments made by Spacelink for the year 1986 and the first half of 1987. The suit was settled in September 1993 for an immaterial amount.

         On February 22, 1994, Intercable and Jones Group were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which Intercable is general partner. The litigation, entitled Luva Vaughan et al v. Jones Intercable, Inc. et al, Case No. CV 94-3652, was filed in the Circuit Court for Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to Intercable, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to Jones Group by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. Under the terms of the partnership agreement of the Partnership, Intercable has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by Intercable upon such sale was approximately $73,200,000. Intercable believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. Intercable further believes that its defenses are meritorious, and it intends to vigorously defend the litigation. Both Intercable and Jones Group have filed a motion to dismiss this action.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

         Spacelink's Class A Common Stock, par value $.01 per share, is traded in the over-the-counter market and authorized for quotation on the National Market System operated by the National Association of Securities Dealers, Inc. (NASDAQ), under the symbol SPLKA.

         The following table shows the high and low prices of Spacelink's Class A Common Stock as reported on NASDAQ for each quarterly period of fiscal 1994 and 1993. There is no market for Spacelink's Class B Common Stock, which is 100% owned by International.

             Quarter Ended
             -------------
                                                              High                              Low
                                                              ----                              ---
             1994    First Quarter                           1    1/8                              9/16
                     Second Quarter                          2    1/2                               3/4
                     Third Quarter                           2  13/16                          1  15/16
                     Fourth Quarter                          2   9/16                          2

             1993    First Quarter                           1    1/8                               3/4
                     Second Quarter                             15/16                             19/32
                     Third Quarter                           1    3/8                               3/4
                     Fourth Quarter                          1   5/16                               5/8

         At May 31, 1994, the Class A Common Stock of Spacelink was held by approximately 595 shareholders of record. All of Spacelink's Class B Common Stock, which is entitled to elect 75% of the Board of Directors, is held by International, whose sole shareholder is Glenn R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink.

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

Item 6.      Selected Financial Data

             The following table sets forth selected financial data regarding Spacelink's consolidated financial position and operating results. This data should be read in conjunction with Spacelink's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7.

                            Selected Financial Data
                  (In Thousands, except per share information)

                                                    1994           1993           1992           1991           1990
                                                 ----------      ---------      ---------      ---------     ----------
Income Statement Data

Revenues                                         $  166,900      $ 154,574      $ 158,693      $ 118,621     $  115,886
Operating, General and Administrative Expenses     (102,998)       (93,316)       (74,395)       (66,517)       (55,145)
Depreciation and Amortization                       (53,397)       (51,504)       (47,789)       (47,341)       (42,043)
                                                 ----------      ---------      ---------      ---------     ----------

Operating Income                                     10,505          9,754         36,509          4,763         18,698
Other Income (Expense), net                         (43,581)       (54,764)       (15,708)       (60,816)       (48,194)
                                                 ----------      ---------      ---------      ---------     ----------
Income (Loss) Before Income Taxes,
  Minority Interests and Extraordinary Items        (33,076)       (45,010)        20,801        (56,053)       (29,496)
Income Tax (Provision) Benefit                        1,281          2,842         (7,554)         1,112          8,506
Minority Interests in Net (Income) Loss of
  Consolidated Subsidiaries                          21,386         31,826         (5,119)        30,376         15,695
                                                 ----------      ---------      ---------      ---------     ----------
Income (Loss) Before Extraordinary Items            (10,409)       (10,342)         8,128        (24,565)        (5,295)
Extraordinary Items                                   -             (3,399)           812          2,789           (457)
Cumulative effect of change in accounting
  for income taxes,  net of minority interests        -                329         -              -              -
                                                 ----------      ---------      ---------      ---------     ----------
Net Income (Loss)                                $  (10,409)     $ (13,412)     $   8,940      $ (21,776)    $   (5,752)
                                                 ==========      =========      =========      =========     ==========

Per Share Information:
  Income (Loss) Before Extraordinary Items       $     (.13)     $    (.13)     $     .11      $    (.32)    $     (.07)
  Effect of Extraordinary Items                       -               (.04)           .01            .03           (.01)
  Accounting Change                                   -             -             -               -              -
                                                 ----------      ---------      ---------      ---------     ----------

  Net Income (Loss)                              $     (.13)     $    (.17)     $     .12      $    (.29)    $     (.08)
                                                 ==========      =========      =========      =========     ==========

Weighted Average Number of
  Common Shares Outstanding                          78,001         76,793         76,346         76,305         76,262
                                                 ==========      =========      =========      =========     ==========

Balance Sheet Data
- - ------------------

Total Assets                                     $  526,627      $ 473,969      $ 426,843      $ 474,613     $  565,058
                                                 ==========      =========      =========      =========     ==========

Debt                                             $  418,793      $ 396,479      $ 364,297      $ 414,985     $  473,162
                                                 ==========      =========      =========      =========     ==========
Minority Interests in
  Consolidated Subsidiaries                      $   48,106      $  21,480      $  15,840      $     188     $   29,456
                                                 ==========      =========      =========      =========     ==========
Total Shareholders' Investment (Deficit)         $    4,632      $   6,988      $   8,998      $  (2,019)    $   21,929
                                                 ==========      =========      =========      =========     ==========

Balance Sheet Data excluding Intercable
- - ---------------------------------------

Total Assets                                     $   94,365      $  87,114      $  83,619      $  73,963     $   91,269
                                                 ==========      =========      =========      =========     ==========

Debt                                             $   74,886      $  69,265      $  64,997      $  69,307     $   60,467
                                                 ==========      =========      =========      =========     ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The consolidated financial statements include the accounts of Spacelink, Futurex and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: Jones Group, Galactic Radio and Intercable. Although Spacelink effectively controls the Board of Directors of Intercable through its ownership of the majority of Intercable's preferential voting stock, certain loan agreements of Intercable generally restrict it from transferring funds to Spacelink in the form of cash dividends, loans, advances, or in any other form (see Note 1 of the accompanying notes to consolidated financial statements). In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. Consequently, the following discussion focuses primarily on Spacelink exclusive of Intercable's operations.

Condensed financial information for Spacelink (including its consolidated subsidiaries except Intercable) and Intercable for the years ended May 31, 1994, 1993 and 1992 follows:

                                                                     For the Year Ended May 31, 1994
                                                       -----------------------------------------------------------

                                                                                    Consolidating
                                                       Spacelink    Intercable       Adjustments      Consolidated
                                                       ---------    -----------     -------------     ------------
                                                                             (In Thousands)
Revenues                                               $  34,124    $   132,436      $      340       $ 166,900
Costs and expenses:
  Operating, general and administrative expenses         (26,637)       (76,345)            (16)       (102,998)
  Depreciation and amortization                           (9,746)       (43,831)            180         (53,397)
                                                       ---------    -----------      ----------       ---------

         Operating income (loss)                          (2,259)        12,260             504          10,505

Interest expense, net                                     (4,260)       (36,189)             (5)        (40,454)
Other income (expense), net                               (1,718)        (1,348)            (61)         (3,127)
Income tax benefit                                         1,472          -                (191)          1,281
Minority interests                                           342          -              20,044          21,386
                                                       ---------    -----------      ----------       ---------

         Net income (loss)                             $  (6,423)   $   (25,277)     $   21,291       $ (10,409)
                                                       =========    ===========      ==========       =========

                                                                     For the Year Ended May 31, 1994
                                                       -----------------------------------------------------------

                                                                                    Consolidating
                                                       Spacelink    Intercable       Adjustments      Consolidated
                                                       ----------   ----------      -------------     ------------
                                                                             (In Thousands)
Revenues                                               $   33,482   $ 122,592        $  (1,500)       $ 154,574
Costs and expenses:
  Operating, general and administrative expenses          (21,949)    (71,360)              (7)         (93,316)
  Depreciation and amortization                            (8,845)    (42,720)              61          (51,504)
                                                       ----------   ---------        ---------        ---------

         Operating income (loss)                            2,688       8,512           (1,446)           9,754

Interest expense, net                                      (3,579)    (43,573)             (25)         (47,177)
Other income (expense), net                                (2,031)     (5,205)            (351)          (7,587)
Income tax benefit                                          2,156      -                   686            2,842
Extraordinary items                                        -          (20,386)          16,987           (3,399)
Cumulative effect of change in accounting method             (315)      3,862           (3,218)             329
Minority interests                                             (2)     -                31,828           31,826
                                                       ----------   ---------        ---------        ---------

         Net income (loss)                             $   (1,083)  $ (56,790)       $  44,461        $ (13,412)
                                                       ==========   =========        =========        =========

                                                                     For the Year Ended May 31, 1994
                                                       -----------------------------------------------------------

                                                                                    Consolidating
                                                       Spacelink    Intercable       Adjustments      Consolidated
                                                       ---------    -----------     -------------     ------------
                                                                             (In Thousands)
Revenues                                               $ 27,418     $130,989         $    286         $158,693
Costs and expenses:
  Operating, general and administrative expenses        (18,674)     (55,759)              38          (74,395)
  Depreciation and amortization                          (8,183)     (39,586)             (20)         (47,789)
                                                       --------     --------         --------         --------

         Operating income                                   561       35,644              304           36,509

Interest expense, net                                    (4,837)     (38,129)              38          (42,928)
Other income (expense), net                               1,663       25,868             (311)          27,220
Income tax provision                                       (165)      (7,389)          -                (7,554)
Extraordinary items                                        -           3,585           (2,773)             812
Minority interests                                          (92)      -                (5,027)          (5,119)
                                                       --------     --------         --------         --------

         Net income (loss)                             $ (2,870)    $ 19,579         $ (7,769)        $  8,940
                                                       ========     ========         ========         ========

The consolidating adjustments presented above primarily represent the recognition of certain previously deferred (or the deferral of certain) brokerage fees earned by Jones Group (and the related income tax effects), the elimination of certain dividend payments received by Intercable from Jones Group and the recognition of minority interests in the net income (loss) of Intercable.

Revenues excluding Intercable

Spacelink and its consolidated subsidiaries excluding Intercable derive their revenues from six primary sources: subscriber service fees from Spacelink-owned cable television systems, management fees from Spacelink-managed limited partnerships, sales of data encryption hardware and software products and electronics manufacturing services of Futurex, sales by Jones Satellite Networks ("Satellite Networks"), a consolidated subsidiary of Galactic Radio which provides radio programming to radio stations, uplinking and playback services of Jones Earth Segment and brokerage fees earned by Jones Group on the acquisition and sale of cable television properties. Total revenues for Spacelink and its consolidated subsidiaries excluding Intercable for the years ended May 31, 1994, 1993 and 1992 were $34,124,000, $33,482,000 and
$27,418,000, respectively. The principal activities giving rise to the changes in revenues are described below.

                            Subscriber Service Fees

For the year ended May 31, 1994, subscriber service fees from Spacelink-owned systems totalled $20,921,000, an increase of approximately $648,000, or approximately three percent, over the amount reported one year ago. This increase was the result of increases in basic service revenues and premium service fees due to increases in the number of basic and premium subscribers, respectively. These increases were partially offset by decreases in equipment rental revenue and the effect of the reduction in basic service rates required under the regulations issued by the FCC in May 1993, with which Spacelink complied, effective September 1, 1993. In addition, the further rulemaking announced on February 22, 1994 and implemented on July 14, 1994 will reduce rates further.

For the year ended May 31, 1993, subscriber service fees from Spacelink-owned systems totalled $20,273,000, an increase of approximately $1,978,000, or approximately 11 percent, over the amount reported in the prior fiscal year. This increase was primarily the result of adjustments in the rates paid by subscribers for cable television services and increases in basic subscribers. Of the total increase, approximately 40 percent related to service rate adjustments and approximately 33 percent related to increases in the number of basic subscribers.

                                Management Fees

Spacelink and certain of its wholly owned subsidiaries receive management fees generally of five percent of partnership gross revenues, excluding revenues from the sale of cable television properties, for the management of cable television systems owned by partnerships for which they are general partner. In fiscal 1994, Spacelink's management fees totalled approximately

$2,075,000, an increase of $39,000, or approximately two percent, from the same period one year ago. Partnership revenues increased as a result of increases in basic subscribers as well as increases in revenues from pay-per-view, advertising sales and installation service. These increases somewhat mitigated the effect of the reduction in basic rates in Spacelink's managed partnerships due to the new basic rate regulations issued by the FCC in May 1993. The further rulemaking, which was implemented on July 15, 1994, will reduce rates further and negatively affect management fee revenues in the short-term.

In fiscal 1993, Spacelink's management fees totalled approximately $2,036,000, an increase of $442,000, or approximately 28 percent, from the same period one year ago. The increase in management fees resulted primarily from the formation of Jones Growth Partners II L.P. and its purchase of cable television systems in April 1992, which contributed approximately $307,000 to the increase, and to a lesser extent from increased operating revenues of Spacelink's other managed limited partnerships.


                                 Futurex Sales

Revenues of Futurex for the three years ended May 31, 1994, 1993 and 1992 were $6,430,000, $4,048,000 and $3,680,000, respectively. The $2,382,000 increase in revenues in fiscal 1994 as compared to fiscal 1993 is the result of increases in systems integration services of $1,034,000, electronic manufacturing services of $1,045,000 and sales of data encryption products of $303,000.

The $368,000 increase in revenues in fiscal 1993 as compared to fiscal 1992 was the result of increased systems integration services of $554,000, which increase was partially offset by a $92,000 decrease in sales of data encryption products.

                           Radio Programming Services

Affiliate fees and advertising revenues generated from satellite delivered formatted music programming to radio stations totalled $2,726,000, $2,917,000, and $2,156,000, respectively, for the years ended May 31, 1994, 1993 and 1992. Such sales decreased by $191,000, or approximately seven percent for the year ended May 31, 1994 as compared to the similar period one year ago. During fiscal 1994, the number of radio stations receiving radio programming services increased by approximately 41 percent from the levels in the prior year. However, in January 1994, Satellite Networks began selling and inserting advertising on all its radio formats. In exchange for allowing Satellite Networks to air the advertising, the radio station affiliates are, in most cases, charged no monthly fee, or a significantly reduced fee for the service. Prior to January 1994, these affiliate fees accounted for virtually all of Satellite Network's revenues. During the second half of fiscal 1994, Satellite Networks experienced a significant decrease in affiliate fees as compared to the prior year period, which was only partially replaced by advertising revenues, resulting in a decrease in revenues in fiscal 1994 as compared to the prior year. Over the longer term, however, management believes the advertising revenues will significantly exceed the affiliate fees it was receiving from the radio station affiliates. However, there can be no assurance of this result.

Revenues from radio programming services increased approximately 35 percent and 81 percent, respectively, for the years ended May 31, 1993 and 1992 compared to prior annual periods. These increases are the result of increases in the number of radio stations receiving radio programming services by approximately 36 percent and 62 percent, respectively.

                                 Brokerage Fees

Brokerage fees recognized by Jones Group for the years ended May 31, 1994, 1993 and 1992, were $680,000, $2,737,000 and $1,262,000, respectively. The differences in total brokerage fees recognized by Jones Group were the result of differences in the number of transactions and the size of acquisitions and sales of cable television systems brokered by Jones Group in each of these years.

The brokerage fee received by Jones Group on the acquisition in December 1993 of the North Augusta System by Intercable of approximately $680,000 has been deferred and is therefore not reflected in the consolidated brokerage fee revenue for the year ended May 31, 1994. The brokerage fee of approximately $1,831,000 received by Jones Group on the acquisition of the Alexandria System by Intercable has been reflected as a reduction in the cost of the Alexandria System and is therefore not reflected in consolidated brokerage fee revenue for the year ended May 31, 1993. In addition, the net deferral of brokerage fees for the year ended May 31, 1994 of $335,000, for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $345,000. The net recognition of brokerage fees for the years ended May 31, 1993 and 1992 of $849,000 and $431,000, respectively, which were previously deferred for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $1,754,000 and $1,693,000, respectively.

                        Uplinking and Playback Services

Uplinking and playback services of Jones Earth Segment totalled $1,627,000 and $623,000, respectively, for the years ended May 31, 1994 and 1993. Such services increased by $1,004,000, or approximately 161 percent for the year ended May 31, 1994 as compared to the similar period one year ago. The increase in fiscal 1994 as compared to fiscal 1993 resulted from uplinking services which commenced in June 1993 when Jones Earth Segment's ground-to-satellite transmission facility was completed. Jones Earth Segment was acquired from International on July 29, 1992 and therefore no operating results were reported in fiscal 1992.

Revenues including Intercable

Consolidated revenues for the fiscal year ended May 31, 1994 totalled $166,900,000 an increase of $12,326,000, or approximately eight percent, from the amount reported in fiscal 1993. Of the increase in consolidated revenues for the year ended May 31, 1994, over the amount reported one year ago, Intercable accounted for $11,684,000, or approximately 95 percent. The increase in Intercable's revenue on a consolidated basis is primarily the result of an increase in subscriber service fees of $9,588,000, which is reflective of Intercable's purchase in November 1992 of the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") from one of its managed partnerships and the purchase in December 1993 of the cable television system serving North Augusta, South Carolina (the "North Augusta System"). The effect of these transactions was somewhat mitigated by the effect of Intercable's sale in May 1993 of the cable television systems serving a portion of San Diego and Riverside, California (the "San Diego System"). Disregarding the effect of these transactions, total revenues of Intercable would have increased $4,303,000, or approximately four percent.

Consolidated revenues for the fiscal year ended May 31, 1993 totalled $154,574,000 a decrease of $4,119,000, or approximately three percent, from the amount reported in the prior fiscal year. This decrease reflects the recognition of a $26,790,000 liquidation distribution by Intercable during fiscal 1992, while no such distribution was recognized in fiscal 1993. This decrease was partially offset by an increase in subscriber fees, primarily of Intercable.

Costs and Expenses excluding Intercable

Operating, general and administrative expenses consist primarily of costs associated with the operation of company-owned cable television systems and the administration of managed limited partnerships, costs of the sales of data encryption products and costs of systems integration services and electronics manufacturing services provided by Futurex, sales, programming and administrative costs of Satellite Networks, uplinking and playback service costs of Jones Earth Segment and administrative costs of Jones Group.
Spacelink and Intercable are reimbursed by their managed limited partnerships for costs associated with the operation of their partnerships. Of the expenses borne by Spacelink and Intercable, the principal components are compensation paid to corporate and company-owned system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

In fiscal 1994, operating, general and administrative expense of Spacelink and its consolidated subsidiaries excluding Intercable totalled $26,637,000, an increase of $4,688,000, or approximately 21 percent, from the previous year. Operating, general and administrative expenses relating to the operation of cable television systems owned by Spacelink increased by $1,159,000, or approximately nine percent, and are primarily the result of increased satellite and premium service fees, advertising related costs and marketing related costs of $577,000, $174,000 and $138,000, respectively. Costs of sales and services, marketing, technical customer support and administrative expenses of Futurex increased by $2,097,000, or 41 percent for the year ended May 31, 1994 as compared to the similar period one year ago. Total operating, general and administrative costs of Satellite Networks increased by $1,153,000 or 36 percent for the year ended May 31, 1994 as compared to the similar period one year ago, and are primarily the result of increased sales, programming and administrative costs associated with the conversion to an advertising based revenue stream. Costs of uplinking and playback services of Jones Earth Segment increased $598,000, or approximately 148 percent, for the year ended May 31, 1994 as compared to the similar period one year ago.

In fiscal 1993, operating, general and administrative expenses of Spacelink and its consolidated subsidiaries excluding Intercable totalled $21,949,000, an increase of $3,275,000, or approximately 18 percent, from the previous year. Operating, general and administrative expenses relating to the operation of cable television systems owned by Spacelink increased by $1,056,000, or approximately nine percent, and were primarily the result of increased programming costs, plant related costs and advertising related costs of $553,000, $161,000 and $139,000, respectively. Costs of sales and services, marketing, technical customer support and administrative expenses of Futurex increased by $1,637,000 or 46 percent for the year ended May 31, 1993 as compared to the similar period one year ago. This increase is primarily the result of increased costs of sales and services, increased marketing expenses, and increased technical customer support of $533,000, $656,000 and $438,000, respectively. Total operation costs of Satellite Networks increased by $464,000, or 17 percent, for the year ended May 31, 1993 as compared to the similar period one year ago, and are primarily the result of increased sales, programming and administrative costs.

Consolidated Costs and Expenses including Intercable

Consolidated operating, general and administrative expenses for fiscal 1994 totalled $102,998,000, an increase of $9,682,000, or approximately ten percent, from the amount reported in fiscal 1993. Operating, general and administrative expenses of Intercable on a consolidated basis accounted for $4,994,000, or approximately 52 percent, of the total increase and were primarily the result of increases in satellite and premium service fees, personnel costs and advertising costs of $2,906,000, $1,061,000 and $305,000, respectively. The net effect of the purchases of the Alexandria System and the North Augusta System and the sale of the San Diego System was an increase in expenses of $2,350,000 in fiscal 1994. The increase in operating, general and administrative expenses was partially offset by Intercable recognizing $4,080,000 of non-cash compensation expense relating to the granting of Class A Common Stock options during fiscal 1993. Approximately $152,000 of such expense was recognized during fiscal 1994.

Consolidated operating, general and administrative expenses for fiscal 1993 totalled $93,316,000, an increase of $18,921,000, or approximately 25 percent, from the amount reported in fiscal 1992. Operating, general and administrative expenses of Intercable on a consolidated basis accounted for $15,646,000, or approximately 83 percent, of the total increase and were primarily the result of increased satellite fees and premium service fees, personnel costs and marketing related costs of $3,113,000, $1,422,000, and $1,213,000, respectively. In addition, the net effect of Intercable's sales of the Onalaska, Wisconsin cable television system and the purchase of the Alexandria, Virginia cable system was an increase in these expenses of $3,789,000 for the fiscal year ended May 31, 1993. Also, during 1993, Intercable recognized $4,080,000 of non-cash compensation expense related to the granting of Class A Common Stock options. No such expense was recognized during fiscal 1992.

Other Income and Expense excluding Intercable

                                Interest Expense

Interest expense for Spacelink and its consolidated subsidiaries excluding Intercable for fiscal 1994 totalled approximately $4,260,000, an increase of $681,000 from the amount in the comparable period one year ago. The increase in interest expense is primarily the result of an increase in the average levels of outstanding debt during fiscal 1994, as compared to the average levels outstanding one year ago. The average interest rate paid on outstanding debt during fiscal 1994 was 5.74 percent.

Interest expense for fiscal 1993 totalled approximately $3,579,000, as compared to $4,837,000 in the comparable period one year earlier. The decrease in interest expense was primarily the result of a decrease in interest rates charged on the average levels of outstanding debt during fiscal 1993, as compared to the interest rates charged in fiscal 1992. The average interest rate paid on outstanding debt during fiscal 1993 was 5.09 percent.

                             Cable Plant Write-off

During fiscal 1993 Spacelink, using fiber optic cable, rebuilt substantially all of its cable plant in its Panama City Beach, Florida cable television system. The fiber optic cable replaced approximately 161 miles of coaxial cable, which had a book value of $1,388,000. As a result, in fiscal 1993 Spacelink recognized a loss of $1,388,000 on the disposition of the old cable plant.

                                Equity in Losses

Equity in losses (income) of limited partnerships and affiliated companies, excluding Intercable, which partnership losses result principally from depreciation and amortization expense, for the fiscal years ended May 31, 1994, 1993 and 1992 were $1,858,000, $1,309,000 and $(47,000). The $549,000 increase in equity losses of limited partnerships and affiliated companies in fiscal 1994 from the amount reported in fiscal 1993, was primarily the result, effective January 1, 1993, of all losses of a Spacelink-managed Partnership being allocated to Spacelink because the limited partners capital accounts are in a deficit position and the Partnership's liabilities exceed the estimated value of the Partnership's assets. The $1,356,000 increase in equity losses of limited partnerships and affiliated companies in fiscal 1993 from the amount reported in fiscal 1992, was primarily the result of significantly lower losses of Mind Extension University, Inc. including a gain of $680,000 from the sale of Intercable stock held by Mind Extension University, Inc. in fiscal 1992 as compared to fiscal 1993.

Consolidated Other Income and Expense including Intercable

                                Interest Expense

For the year ended May 31, 1994, consolidated interest expense decreased by $6,723,000, or approximately 14 percent, from the similar period one year ago. The decrease in consolidated interest expense for fiscal 1994 from the amount reported for fiscal 1993 is primarily because of a decrease in interest expense of Intercable totalling $7,404,000, which was offset by an increase in Spacelink's interest expense of $681,000 resulting from an increase in interest bearing debt. The decrease in Intercable's interest expense on a consolidated basis was primarily due to the redemption of the remaining $138,000,000 principal amount of Intercable's 13 percent Subordinated Debentures due 2000 in May 1993. The effect of these redemption's by Intercable was somewhat mitigated by an increase in interest expense as a result of higher balances outstanding on Intercable's revolving credit facility.

For fiscal 1993, consolidated interest expense increased by $4,249,000, or approximately 10 percent from fiscal 1993. The increase in interest expense for fiscal 1993 from the amount reported in fiscal 1992 is primarily the result of an increase in interest bearing debt. In July 1992, Intercable sold $160,000,000 of 11.5 percent Senior Subordinated Debentures due 2004 and in March Intercable sold $100,000,000 of 10.5 percent Senior Subordinated Debentures due 2008.

                                Equity in Losses

Consolidated equity in losses of limited partnerships and affiliated companies, which partnership losses result principally from depreciation and amortization expense, for the fiscal years ended May 31, 1994, 1993, and 1992 were $6,482,000, $4,209,000 and $8,111,000, respectively. The $2,273,00 increase in equity losses of limited partnerships and affiliated companies in fiscal 1994 from the amount one year ago, is primarily the result of losses recognized by Intercable related to its 25 percent investment in Mind Extension University as well as increased losses recognized from Intercable's United Kingdom investments. The $3,902,000 decrease in equity losses of limited partnerships and affiliated companies in fiscal 1993 from the amount reported in the similar period one year earlier, is primarily due to Intercable's liquidation of its 20 percent interest in Jones Crown Partners in December 1991, the sale of an approximate 35 percent interest in Intercable's investment in East London Telecommunications Limited in May 1992, and the reduction in losses of Jones Intercable Investors, L.P. as a result of the sale to Intercable of its Alexandria System. These decreases were partially offset by increased losses recognized as a result of Intercable's 25 percent investment in ME/U.

                                Interest Income

Consolidated interest income for the fiscal years ended May 31, 1994, 1993 and 1992 totalled $4,863,000, $4,346,000 and $4,791,000, respectively. These annual fluctuations were principally the result of increases and decreases in the average balances due primarily from Intercable-managed partnerships as well as interest earned on Intercable's advances to Mind Extension University, Inc. The receivables from managed limited partnerships bear interest at rates equal to Spacelink's or Intercable's weighted average cost of borrowing.

                         Gain (Loss) on Sale of Assets

In May 1993, Intercable sold to an unaffiliated party its cable television systems serving a portion of San Diego and Riverside County and recognized a loss on the sale totalling $5,466,000.

In December 1991, Intercable sold to an unaffiliated party its Onalaska System and liquidated its 20 percent partnership interest in Jones Crown Partners. As a result of these transactions, Intercable recognized a gain of $29,933,000 for the year ended May 31, 1992.

Minority Interest in Net Losses

For the fiscal year ended May 31, 1994, minority interest in the losses of consolidated subsidiaries of $21,386,000 reflects primarily the elimination of the remaining shareholder's 86 percent interest in Intercable's net losses for fiscal 1994. Minority interest in the net losses of consolidated subsidiaries declined $10,621,000 in fiscal 1994 compared to fiscal 1993, and are due to decreases in Intercable's losses before an extraordinary item and an accounting change for fiscal 1994 as compared to fiscal 1993.

For the fiscal year ended May 31, 1993, minority interests in the net losses of consolidated subsidiaries of $31,826,000 reflects primarily the elimination of the remaining shareholders' 83 percent interest in Intercable's net losses for the fiscal year ended May 31, 1993. Because of certain consolidation accounting principles and because Intercable recognized significant income for fiscal 1992, the net income of consolidated subsidiaries totalled $5,119,000.

Income Tax Expense

The cumulative benefit of the change in the method of accounting for income taxes, net of minority interests, attributable to fiscal years prior to 1993, was $329,000, which has been reflected as a change in accounting method in the accompanying financial statements, net of minority interests. Deferred tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. Current period changes in Spacelink's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits of $45,733,000 and $32,828,000, respectively, which were offset by valuation allowances of $37,785,000 and $26,161,000, respectively, during fiscal 1994 and 1993.

Net Income (Loss)

While Spacelink anticipates the continued recognition of operating income before depreciation and amortization expense as Spacelink's and Intercable's cable television systems mature, net losses may be recognized in the future, in part from depreciation and amortization expense. To the extent Spacelink and Intercable recognize partnership fees and distributions upon liquidation of their managed limited partnerships and Spacelink recognizes brokerage fees from Jones Group, losses may be reduced or eliminated; however, there can be no assurance as to the timing or amount of income recognition resulting from these fees and distributions or other transactions.

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

As the cable television industry redefines its products and services to include more than the traditional television entertainment services, and as competition in the cable television industry from telephone companies and others begins to appear more immediate, it became apparent to the management of Spacelink that Spacelink would be facing several difficult issues, including (i) its ability to raise the necessary equity and/or debt financing that would enable it to build the complex digital networks that would be necessary to compete in the future; (ii) marketplace confusion concerning the business of Spacelink versus the business of Intercable, and (iii) its relatively small overall size and its generally small market share in the marketplaces where it operated cable television systems at a time when, due to the effects of new federal regulations on cable television system operations and increased competition, having large numbers of cable television subscribers and concentrations of such subscribers in particular marketplaces appeared to be a significant advantage.

Prompted by the changes taking place in the cable television industry as described above, the changes which appear likely to happen in the future and the liquidity challenges brought on by these changes, on May 31, 1994, Intercable and Spacelink entered into a definitive agreement with respect to the reorganization of such companies. Pursuant to that agreement, Intercable would issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink and the assumption of Spacelink's liabilities. Spacelink would then dissolve and distribute to its shareholders such shares of Class A Common Stock, as well as the Common Stock of Intercable currently held by it. International, the controlling shareholder of Spacelink, has agreed that a portion of the Class A Common Stock of Intercable otherwise allocable to it upon the liquidation of Spacelink would instead be allocated to the minority shareholders of Spacelink. After giving effect to this allocation, and assuming the exercise of all outstanding options, each non-dissenting minority shareholder of Spacelink would receive .09629 shares of Intercable Class A Common Stock and .03567 shares of Intercable Common Stock for each share of Spacelink stock held on the closing date.

Also on May 31, 1994, Intercable entered into definitive agreements with Bell Canada International Inc. ("BCI") which provide for BCI to invest $206,250,000 in Intercable in return for 7,500,000 shares of Class A Common Stock of Intercable, a price per share of $27.50. This is in addition to the $55,000,000 already invested in Intercable by BCI in March 1994 at $22.00 per share, which resulted in BCI acquiring an approximate 13 percent interest in Intercable. In addition, BCI has agreed to purchase for cash 30 percent of the Class A Common stock sold by Intercable to third parties in the future at a price per share equal to the price received by Intercable from such third parties until such time as BCI has invested an aggregate of $400 million in Intercable.

Further, on May 31, 1994 definitive agreements were entered into between BCI and International and Glenn R. Jones, Chairman and Chief Executive Officer of International, pursuant to which BCI will acquire an option to acquire in the future the shares of Common Stock of Intercable which represent the controlling interest in Intercable. The option will be acquired for a payment of $19 per share. Except in limited circumstances, the option will only be exercisable during the eighth year after closing. If exercised, BCI would then hold a sufficient number of shares of Common Stock of Intercable to enable it to elect seventy-five percent of the Board of Directors of Intercable.

The closings of the foregoing transactions are expected to occur simultaneously in late 1994. Closing of the BCI investment in Intercable and closing of the reorganization of Intercable and Spacelink are subject to a number of conditions, including the approval of the shareholders of Intercable, and with respect to the reorganization between Spacelink and Intercable, the approval of the shareholders of Spacelink and the receipt of a favorable tax ruling from the Internal Revenue Service. If such conditions are not met or waived, the reorganization between Intercable and Spacelink may not occur, and Spacelink would continue to exist as a separate entity and would grant an option to BCI on the 2,859,240 shares of Common Stock of Intercable owned by it, in return for an option payment of $19 per share, or $54,326,000.

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

During fiscal 1994, the cash position of Spacelink and its consolidated subsidiaries excluding Intercable was impacted from operating, investing and financing activities as follows:

                                                                                             (In Thousands)
Cash Flows from Operating Activities:
  Cable television system operations                                                            $  7,442
  Management fees from managed limited partnerships                                                2,075
  Radio programming operations                                                                    (1,647)
  Jones Futurex operations                                                                          (842)
  Other operations, net                                                                           (1,589)
  Interest payments                                                                               (3,997)
                                                                                                --------

         Net cash provided by operating activities                                                 1,442
                                                                                                --------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                                      (5,332)
  Distributions received from Superaudio                                                             250
  Other, net                                                                                         158
                                                                                                --------

         Net cash used in investing activities                                                    (4,924)
                                                                                                --------

Cash Flows from Financing Activities:
  Proceeds from borrowings                                                                         5,031
  Repayment of borrowings                                                                           (125)
  Increase in advances to affiliates                                                                (939)
  Payment of dividends by Jones Group to Jones Intercable, Inc.                                      (66)
  Other                                                                                               17
                                                                                                --------

         Net cash provided by financing activities                                                 3,918
                                                                                                --------

Increase in cash and cash equivalents                                                                436

Cash and cash equivalents, at beginning of period                                                    217
                                                                                                --------
Cash and cash equivalents, at end of period                                                     $    653
                                                                                                ========

During fiscal 1994, Spacelink purchased property, plant and equipment totalling approximately $5,332,000. The following table details Spacelink's capital expenditures by significant category for the year ended May 31, 1994 and its currently anticipated capital expenditures for fiscal 1995.

                                                                              Total                   Total Anticipated
                                                                           Fiscal 1994                   Fiscal 1995
                                                                     ------------------------       ---------------------
                                                                      Amount       % of Total       Amount     % of Total
                                                                     -------       ----------       ------     ----------
                                                                                                 (In Thousands)
Cable System Extensions and Improvements                             $ 3,706           70%          $4,533          55%

Uplink Facility Construction and Equipment                               692           13%           2,782          34%

Manufacturing and Other Equipment for Futurex                            598           11%             705           9%

Computer Equipment for Jones Satellite
  Networks and Other                                                     336            6%             170           2%
                                                                     -------         ----           ------        ----

      Total Capital Expenditures                                     $ 5,332          100%          $8,190         100%
                                                                     =======         ====           ======        ====

On April 13, 1993, Spacelink entered into credit agreements, which agreements include a $65,000,000 Revolving Credit Facility (the "Revolving Facility") and a $10,000,000 Term Loan (the "Term Loan"). The Revolving Facility begins to reduce on August 31, 1994, with a final maturity date of February 28, 2001.
The Revolving Facility bears interest, at Spacelink's option, at the Base Rate plus 3/4 to 1-3/8 percent, LIBOR plus 1-3/4 to 2-3/8 percent or the Certificate of Deposit rate plus 2 to 2-5/8 percent. The Term Loan matures May 31, 2001 and requires principal payments beginning May 31, 1995. Borrowings under the Term Loan bear interest at rates consistent with the rates of the Revolving Facility. Both the Revolving Facility and the Term Loan are secured by substantially all of Spacelink's assets with the exception of Spacelink's investment in Intercable. Effective November 30, 1993, Spacelink amended its Revolving Facility to increase the allowable ratio of debt to management fees and cable operating income before depreciation and amortization (the "Debt Ratio") from 6.5 to 1.0 to 6.75 to 1.0 in order to make available to it a majority of its Revolving Facility and to mitigate some of the impact of the recent cable reregulation on its liquidity. The balances outstanding under the Revolving Facility and Term Loan at May 31, 1994 were $64,000,000 and $10,000,000, respectively.

The Revolving Facility commitment begins to reduce at the rate of $1,787,500 per quarter for fiscal 1995, beginning with the quarter ending August 31, 1994. The scheduled reductions will reduce the Revolving Facility commitment from $65,000,000 at May 31, 1994 to $57,850,000 at May 31, 1995. In addition, the term loan also requires a principal payment of $1,000,000 on May 31, 1995. In August 1994, Spacelink received from its banks a waiver for the scheduled Revolving Facility reductions for August 31 and November 30, 1994, which payments will now be due on February 28, 1995. In addition, Spacelink also received from its banks a waiver of certain financial covenants for the quarters ending August 31 and November 30, 1994, provided that its Debt Ratio not exceed
8.0 to 1.0 at the end of such fiscal quarters, and a waiver of a financial covenant requiring a certain level of dividends from Jones Group for the year ended May 31, 1994.

In consideration for the waivers, Spacelink agreed to pay the banks' fees totalling $375,000 payable on the earlier of: (a) the date the Revolving Facility and Term Loan are paid in full, (b) the date Spacelink receives the option payment from BCI, or (c) February 28, 1995. In addition, Spacelink agreed to pay fees of $40,000 per month beginning September 30, 1994 and continuing until one of the following events occurs: (a) the Revolving Facility and Term Loan are paid in full, (b) Spacelink receives the option payment from BCI, or (c) certain interest rate terms of the Revolving Facility and Term Loan are amended.

Spacelink has been negatively impacted by the rate reductions in rules and regulations of the FCC under the 1992 Cable Act. Most of Spacelink's owned and managed systems were required to reduce their service rates for basic and tier services on September 1, 1993, which resulted in a decrease in revenues and operating cash flow in those systems, which was somewhat mitigated by increases in revenues from premium services, pay-per-view and advertising sales. In Spacelink's managed systems, the management fees earned by Spacelink, which are a function of the operating revenues of a managed cable system, have also decreased, as has actual operating income before depreciation and amortization from Spacelink-owned systems. In February, the FCC announced a further rulemaking, which caused Spacelink to make additional rate reductions on July 14, 1994. The new rate regulations will have a negative effect in the future on revenues and operating cash flows from its owned and managed cable television systems.

Spacelink's liquidity will be reduced further by the impact of an overbuild of its Panama City Beach, Florida cable television system. The City Council of Panama City Beach and the County Commissioners of Bay County have granted cable television franchises to an unaffiliated company that has recently completed construction of a competing cable television system in Panama City Beach and began offering service on June 15, 1994. Spacelink intends to vigorously defend its subscriber base through additional programming offerings, aggressive marketing and enhanced customer service. Through August 18, 1994, Spacelink had lost 740 subscribers to the competing cable televison company, or approximately nine percent of its residential customers in the Panama City Beach system.

Spacelink has made advances to, and deferred collection of, management fees and expense allocations from certain Spacelink-managed limited partnerships. A significant portion of these advances and deferrals represents funds necessary for capital expansion of, and improvements to, properties owned by Spacelink-managed limited partnerships and operating and interest expenses paid on behalf of such partnerships. These advances reduce Spacelink's available cash and its liquidity. Amounts due from various Spacelink- managed limited partnerships totalled approximately $3,711,000 at May 31, 1994. Of such amount, approximately $434,000 represented advances to various Spacelink-managed limited partnerships that will generally repay these advances in the quarter after such advances are made. The remaining amount of $3,277,000 is owed by Jones Spacelink Fund 4, Ltd. ("Fund 4"), and represents funds primarily for operating Fund 4's operating capital and debt service needs. Repayment of these advances will most likely occur, if at all, only when Fund 4's cable television system is sold and the partnership is liquidated. Spacelink anticipates, however, that based on its present assessment of asset value, the proceeds from the sale of Fund 4's cable television system will not be sufficient to repay all of Fund 4's obligations. Spacelink estimates that only approximately $1,697,000 of its advances to Fund 4 will ultimately be repaid and, therefore, at May 31, 1994, Spacelink has reserved $1,580,000 of the total amount due from Fund 4.

Spacelink currently anticipates that its pending transaction with Intercable will be consummated in the fourth quarter of calendar 1994. During the period prior to the consummation of the transaction with Intercable, Spacelink anticipates that its operating revenues will only be sufficient to fund operating expenses and interest expense. In August 1994, Spacelink borrowed an additional $1,000,000 on its Revolving Facility to fund certain capital expenditures and other working capital needs, leaving Spacelink with no additional borrowing capacity under the Revolving Facility. Spacelink has no other sources to create any significant near-term liquidity and had only approximately $250,000 of cash balances as of late August 1994. As a result, Spacelink will postpone the bulk of its planned capital expenditures pending the transaction with Intercable or alternatives with BCI and will commit to capital expenditures only after it has the liquidity to fund such expenditures.

In the event the reorganization between Intercable and Spacelink does not occur, Spacelink would continue to exist as a separate entity and if the Intercable-BCI Agreement is closed, Spacelink would grant an option to BCI on the 2,859,240 shares of Common Stock of Intercable owned by Spacelink, in return for an option payment of $19 per share of Intercable Common Stock, or $54,326,000. The $54,326,000 of proceeds would be used to substantially reduce Spacelink's debt, fund its capital expenditures and its other working capital needs.


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

In compliance with these rules, Spacelink reduced rates charged from certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. Spacelink has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of- service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost-of-service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

Spacelink may elect to file a cost-of-service showing in its Clear Creek, Colorado cable television system and does not anticipate reductions in revenues or operating income before depreciation and amortization due to the new regulations. Spacelink complied with the new benchmark regulations and reduced rates in its Hilo, Hawaii, Panama City Beach, Florida and Kenosha, Wisconsin cable television systems. The annualized reduction of revenues and operating income before depreciation and amortization in these systems is approximately $628,000, or 3 percent, and approximately $615,000, or 8 percent, respectively. Spacelink will continue its efforts to mitigate the effect of such rate reductions. In addition, as a result of Spacelink's managed partnerships' compliance with the 1992 Cable Act and the corresponding reduction in Partnership revenues, Spacelink anticipates a reduction in management fee revenue of approximately $15,000, or 1 percent.

The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned or managed by Spacelink and Intercable, only one broadcast station withheld its consent to retransmission of its signal, and was no longer carried on October 6, 1993. As of October 11, 1993, however, the broadcast station had given its consent, and its signal was restored to that cable system. Certain other broadcast signals are being carried on October 6, 1993 pursuant to extensions offered to Spacelink and Intercable by broadcasters, including a one-year extension for carriage of all CBS stations owned and operated by the CBS network (Los Angeles, Chicago, Philadelphia, Green Bay and Minneapolis). Other extensions for approximately 10 to 15 broadcast stations were obtained and approximately five such extensions are still in place. Spacelink and Intercable expect to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a material adverse effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a material adverse effect on the system.

There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United states Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jones Spacelink, Ltd.:

             We have audited the accompanying consolidated balance sheets of JONES SPACELINK, LTD. (a Colorado corporation and a majority-owned subsidiary of Jones International, Ltd.) and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Spacelink, Ltd. and subsidiaries as of May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

             As explained in Note 1 of Notes to Consolidated Financial Statements, effective June 1, 1992, Jones Spacelink, Ltd. changed its method of accounting for income taxes.




                                                           ARTHUR ANDERSEN & CO.


Denver, Colorado,
  August 29, 1994

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          As of May 31, 1994 and 1993

                                                                                                       May 31,
                                                                                              -------------------------
ASSETS                                                                                           1994           1993
                                                                                              ----------     ----------
                                                                                                      (In Thousands)
CASH AND CASH EQUIVALENTS                                                                     $    4,892     $    1,348

RECEIVABLES:
  Trade receivables, net of allowance for doubtful accounts
    of $694,000 in 1994 and $577,000 in 1993                                                       8,837          6,687
  Affiliated entities, net of allowance for doubtful accounts
    of $1,580,000 in 1994 and $1,351,000 in 1993                                                  20,936         19,510
  Other                                                                                              715            517

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of accumulated
    depreciation of $138,908,000 in 1994 and $111,155,000 in 1993                                201,735        194,942
  Franchise costs, net of accumulated amortization of $93,466,000
    in 1994 and $76,148,000 in 1993                                                               91,802         94,912
  Subscriber lists, net of accumulated amortization of $34,922,000
    in 1994 and $27,780,000 in 1993                                                               21,531         23,948
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $6,511,000 in 1994 and $5,287,000
    in 1993                                                                                       43,525         41,251
  Noncompete agreements, net of accumulated amortization of
    $1,079,000 in 1994 and $1,722,000 in 1993                                                        566            792
  Investments in domestic cable television managed partnerships and
    corporate stock                                                                               38,717         25,501
  Investment in foreign cable television properties                                               57,752         33,560
                                                                                              ----------     ----------

                 Total Investment in Cable Television Properties                                 455,628        414,906
                                                                                              ----------     ----------

DEFERRED TAX ASSET, net of valuation allowance
  of $37,785,000 in 1994 and $26,161,000 in 1993                                                   7,948          6,667

DEPOSITS, PREPAID EXPENSES AND OTHER                                                              27,671         24,334
                                                                                              ----------     ----------

                 Total Assets                                                                 $  526,627     $  473,969
                                                                                              ==========     ==========



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          As of May 31, 1994 and 1993

                                                                                                        May 31,
                                                                                              --------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT                                                         1994            1993
                                                                                              ----------      ----------
                                                                                                      (In Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                                                    $   46,334      $   40,722
  Subscriber prepayments and deposits                                                              5,709           5,582
  Credit facility and other debt of Jones Spacelink, Ltd.                                         74,886          69,265
  Credit facility of Jones Intercable, Inc.                                                       63,000          46,000
  Subordinated debentures and other debt of Jones Intercable, Inc.                               280,907         281,214
                                                                                              ----------      ----------

                 Total Liabilities                                                               470,836         442,783

DEFERRED REVENUE AND INCOME                                                                        3,053           2,718

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                                   48,106          21,480

COMMITMENTS AND CONTINGENCIES  (Note 12)

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 220,000,000 shares authorized;
    77,632,700 and 77,572,700 shares issued and outstanding at May 31, 1994
    and 1993, respectively                                                                           776             776
  Class B Common Stock, $.01 par value, 415,000 shares authorized,
    issued and outstanding                                                                             4               4
  Additional paid-in capital                                                                      52,653          47,126
  Accumulated deficit                                                                            (46,717)        (38,520)
  Less: Treasury stock of Jones Intercable, Inc. at cost, net of minority interests               (2,084)         (2,398)
                                                                                              -----------     ----------
                 Total Shareholders' Investment                                                    4,632           6,988
                                                                                              ----------      ----------

                 Total Liabilities and Shareholders' Investment                               $  526,627      $  473,969
                                                                                              ==========      ==========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended May 31, 1994, 1993 and 1992

                                                                                                 May 31,
                                                                               -------------------------------------------
                                                                                 1994            1993               1992
                                                                               ---------       --------           --------
                                                                                   (In Thousands, Except Per Share Data)
REVENUES:
  Subscriber service fees                                                        135,997        125,761            106,274
  Management fees                                                                 19,435         19,140             17,814
  Encryption sales and manufacturing services                                      6,430          4,048              3,680
  Radio programming services                                                       2,726          2,917              2,156
  Brokerage fees                                                                     345          1,754              1,693
  Uplinking fees, partnership fees, distributions and other                        1,967            954             27,076
                                                                               ---------       --------           --------

         Total Revenues                                                          166,900        154,574            158,693

COSTS AND EXPENSES:
  Operating expenses
  Selling, general and administrative expenses (including amounts allocated      (88,790)       (81,559)           (65,843)
    from Jones International, Ltd. of $4,421,000, $2,551,000, and $2,455,000     (14,208)       (11,757)            (8,552)
    in 1994, 1993 and 1992, respectively)
  Depreciation and amortization                                                  (53,397)       (51,504)           (47,789)
                                                                               ---------       --------           --------

         Operating Income                                                         10,505          9,754             36,509

OTHER INCOME (EXPENSE):
  Interest expense                                                               (40,454)       (47,177)           (44,099)
  Interest charged to cable television systems
    held for resale to managed limited partnerships                                 -              -                 1,171
  Equity in losses of partnerships and affiliated companies                       (6,482)        (4,209)            (8,111)
  Interest income                                                                  4,863          4,346              4,791
  Gain (loss) on sale of assets                                                     -            (5,466)            29,933
  Other, net                                                                      (1,508)        (2,258)               607
                                                                               ---------       --------           --------

    Income (Loss) Before Income Tax Benefit
      (Provision), Minority Interests and
      Extraordinary Items                                                        (33,076)       (45,010)            20,801

INCOME TAX BENEFIT (PROVISION)                                                     1,281          2,842             (7,554)
                                                                               ---------       --------           --------

    Income (Loss) Before Minority Interests
      and Extraordinary Items                                                    (31,795)       (42,168)            13,247

MINORITY INTERESTS IN NET (INCOME) LOSS OF
 CONSOLIDATED SUBSIDIARIES                                                        21,386         31,826             (5,119)
                                                                               ---------       --------           --------

    Income (Loss) Before Extraordinary Items                                     (10,409)       (10,342)             8,128

EXTRAORDINARY ITEMS:
  Loss on early extinguishment of debt by
      Jones Intercable, Inc., net of related  minority interests
      and income taxes                                                              -            (3,399)              (568)
  Tax benefit from loss carryforward utilization by
      Jones Intercable, Inc., net of minority interests                             -             -                  1,380

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes, net of
    minority interests                                                              -               329              -

                                                                               ---------       --------           --------
         Net Income (Loss)                                                     $ (10,409)      $(13,412)          $  8,940
                                                                               =========       ========           ========

PER SHARE DATA:
  Income (Loss) before extraordinary items                                     $    (.13)      $   (.13)              $.11
  Effect of extraordinary items                                                     -              (.04)               .01
  Accounting change                                                                 -             -                  -
                                                                               ---------       --------           --------

         Net Income (Loss) Per Common Share                                    $    (.13)      $   (.17)          $    .12
                                                                               =========       ========           ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                     78,001         76,793             76,346
                                                                               =========       ========           ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                For the years ended May 31, 1994, 1993 and 1992

                                                    Class A           Class B      Additional   Accumu-               Total Share-
                                                  Common Stock      Common Stock    Paid-in      lated     Treasury  holders'Invest-
                                                ($.01 par value) ($.01 par value)   Capital     Deficit      Stock   ment (Deficit)
                                                ---------------- ---------------- -----------   -------    --------  --------------
                                                                                (In Thousands)
BALANCE, May 31, 1991                                 $759              $4         $36,513     $(35,853)   $(3,442)   $  (2,019)
 Issuance of common stock by Jones
  Intercable, Inc., net of minority interests          -                 -           2,255        -          -            2,255
 Effects of the change in minority interests           -                 -            (950)         614      -             (336)
 Issuance of Jones Spacelink, Ltd. Class A
  Common Stock to employees                            -                 -              64        -          -               64
 Treasury stock transactions of Jones
  Intercable, Inc., net of minority interests          -                 -           -            -            268          268
 Dividends paid to Jones International, Ltd.
  by The Jones Group, Ltd.                             -                 -           -             (174)     -             (174)
 Net income                                            -                 -           -            8,940      -            8,940
                                                      ----               -         -------     --------    -------    ---------

BALANCE, May 31, 1992                                  759               4          37,882      (26,473)    (3,174)       8,998
                                                      ----              --         -------     --------    -------    ---------

Issuance of Class A Common Stock by Jones
  Intercable, Inc., net of minority interests          -                 -          10,390        -          -           10,390
 Effects of change in minority interests               -                 -          (3,077)       2,991      -              (86)
 Treasury stock transactions of Jones
  Intercable, Inc., net of minority interests          -                 -           -            -            776          776
 Issuance of Jones Spacelink, Ltd. Class A
  Common Stock for Jones Futura Foundation, Ltd.        11               -           1,282       (1,293)     -            -
 Issuance of Jones Spacelink, Ltd. Class A
  Common Stock to purchase fax encryption assets         6               -             649        -          -              655
 Purchase of Jones Earth Segment, Inc.                 -                 -           -             (333)     -             (333)
 Net loss                                              -                 -           -          (13,412)     -          (13,412)
                                                      ----              --         -------     --------    -------    ---------

BALANCE, May 31, 1993                                  776               4          47,126      (38,520)    (2,398)       6,988
                                                      ----              --         -------     --------    -------    ---------

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                For the years ended May 31, 1994, 1993 and 1992

                                                    Class A           Class B      Additional   Accumu-               Total Share-
                                                  Common Stock      Common Stock    Paid-in      lated     Treasury  holders'Invest-
                                                ($.01 par value) ($.01 par value)   Capital     Deficit      Stock   ment (Deficit)
                                                ---------------- ---------------- -----------   -------    --------  --------------
                                                                                (In Thousands)
BALANCE, May 31, 1993                                 $776              $4         $47,126     $(38,520)   $(2,398)   $  6,988

Issuance of Class A Common Stock by Jones
  Intercable, Inc., net of minority interests          -                 -           8,068        -          -           8,068
Effects of change in minority interests                -                 -          (2,753)       2,212        314        (227)
Proceeds from stock options exercised                  -                 -              63        -          -              63
Class A stock option grants                            -                 -             149        -          -             149
Net loss                                               -                 -           -          (10,409)     -         (10,409)
                                                      ----              --         -------     --------    -------    --------

BALANCE, May 31, 1994                                 $776              $4         $52,653     $(46,717)   $(2,084)   $  4,632
                                                      ====              ==         =======     ========    =======    ========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended May 31, 1994, 1993 and 1992

                                                                                                 May 31,
                                                                                ------------------------------------------
                                                                                  1994          1993               1992
                                                                                --------      ---------          ---------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(10,409)       (13,412)         $   8,940
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary tax benefit from loss carryforward utilization net of loss on early extinguishment of debt by Jones
         Intercable, Inc., and net of minority interests                            -             3,399               (812)
      Minority interests in net income (loss) of consolidated subsidiaries       (21,386)       (31,826)             5,119
      Cumulative effect of change in method of accounting for income taxes,
        net of minority interests                                                   -              (329)              -
      Loss (gain) on sale of assets                                                 -             5,466            (29,933)
      Class A Common Stock Option expense                                            171            680               -
      Depreciation and amortization                                               53,397         51,504             47,789
      Deferred income tax benefit (provision)                                     (1,281)        (2,553)             7,554
      Deferral (recognition) of distribution revenue                                -             4,778            (20,373)
      Deferral (recognition) of deferred revenue and income                          335           (849)              (431)
      Equity in losses of limited partnerships and affiliated companies            6,482          4,209              8,111
      Amortization of discounts on debentures                                       -               348                808
      Write-off of plant                                                            -             1,388               -
      Increase in trade accounts receivable                                       (2,150)          (729)            (1,976)
      Decrease (increase) in other receivables, deposits, prepaid expenses
         and other assets                                                         (1,750)        (2,276)             1,893
      Increase (decrease) in accounts payable and accrued liabilities and
         subscriber prepayments and deposits                                       2,885         10,181             (3,807)
                                                                                --------      ---------          ---------

         Net cash provided by operating activities                                26,294         29,979             22,882
                                                                                --------      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television systems by Jones Intercable, Inc.                 (27,880)       (72,486)            -
  Purchase of property, plant and equipment                                      (29,150)       (29,979)           (19,295)
  Sale of cable television systems by Jones Intercable, Inc.                        -            18,170             15,000
  Liquidation of partnership interest by Jones Intercable, Inc.                     -            -                  40,000
  Reimbursement of partnership investment                                           -            -                   7,256
  Sales of cable television systems held for resale to managed
    partnerships and other affiliated entities                                      -            -                  28,467
  Investment in cable television systems held for resale to limited
    partnerships                                                                    -            -                 (26,923)
  Investments in cable television partnerships and corporate stock               (28,585)        (5,812)           (19,534)
  Investment in Mind Extension University, Inc. by Jones Intercable, Inc.        (15,758)        (8,349)            (1,651)
  Purchase of fax encryption assets                                                 -              (393)            -
  Other, net                                                                       3,947          3,229              3,128
                                                                                --------      ---------          ---------

         Net cash provided by (used in) investing activities                     (97,426)       (95,620)            26,448
                                                                                --------      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Effects on shareholders' investment of changes in minority interests             7,505            (86)              (336)
  Payment of dividends to Jones International, Ltd. by The Jones Group, Ltd.        -            -                    (174)
  Proceeds from borrowings, primarily by Jones Intercable, Inc.                   89,531        211,472            140,530
  Repayment of borrowings, primarily by  Jones Intercable, Inc.                  (67,625)      (227,288)          (161,139)
  Redemption of debentures by Jones Intercable, Inc.                                -          (225,557)           (33,180)
  Proceeds from debenture offering by Jones Intercable, Inc.                        -           253,839             -
  Proceeds from issuance of Jones Intercable, Inc.  Class A Common Stock and
    Class A Common Stock Options                                                  55,519         58,234              9,949
  Increase in advances to affiliated entities                                     (1,426)        (3,822)            (4,571)
  Decrease (increase) in minority interests in consolidated subsidiaries          (7,688)         4,093             (2,190)
  Changes in treasury stock of Jones Intercable, Inc., net of minority interests     314            776                268
  Other, net                                                                      (1,454)        (7,626)               366
                                                                                --------      ---------          ---------

         Net cash provided by (used in) financing activities                      74,676         64,035            (50,477)
                                                                                --------      ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,544         (1,606)            (1,147)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                    1,348          2,954              4,101
                                                                                --------      ---------          ---------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                       $  4,892      $   1,348          $   2,954
                                                                                ========      =========          =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1994, 1993 AND 1992

(1) ORGANIZATION AND BASIS OF PRESENTATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Basis of Presentation

         Jones Spacelink, Ltd. ("Spacelink") was incorporated on March 24, 1980, and since its inception has been majority-owned by Jones International, Ltd. ("International"), whose sole shareholder is Glenn
         R. Jones, Chief Executive Officer and Chairman of the Board of Directors of Spacelink. As of May 31, 1994, International, Glenn R. Jones and certain of their affiliates owned 65,976,148 shares, or approximately 85 percent, of Spacelink's outstanding Class A Common Stock and 415,000 shares, or 100 percent, of Spacelink's outstanding Class B Common Stock.

         As of May 31, 1994, Spacelink had authorized 220,000,000 shares of Class A Common Stock and 415,000 shares of Class B Common Stock. Each share of Spacelink's Class A Common Stock and Spacelink's Class B Common Stock shall have the same rights to dividends and distributions, when and as declared by the board of directors, whether paid in cash, property or stock. At May 31, 1994, certain provisions of Spacelink's credit agreements restrict it from paying cash dividends.

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

         Spacelink's consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex") and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio"), Jones Earth Segment, Inc. ("Earth Segment") and Jones Intercable, Inc. ("Intercable"). At May 31, 1994, Spacelink owned directly 80.1 percent and indirectly an additional 2.8 percent of the Common Stock of Jones Group, 81 percent directly and indirectly
         2.8 percent of Galactic Radio, 81 percent of Earth Segment and approximately 58 percent of the outstanding Common Stock (14 percent of the outstanding shares of both the Common Stock and Class A Common Stock combined) of Intercable.

         Because Intercable's Common Stock has a voting preference over Intercable's Class A Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain provisions of Intercable's loan agreements limit the amount of funds it may loan or advance to its affiliates, including Spacelink. As a result of these limitations, the net assets of Intercable are generally not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these limitations will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chairman of the Board and Chief Executive Officer, Glenn R. Jones, or his personal representative. Spacelink's share of the net restricted assets of Intercable, defined as Intercable's total shareholders' investment less related minority interests, included in the accompanying balance sheet was approximately $8,116,000 at May 31, 1994.

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

         Futurex is engaged in the business of developing and manufacturing data security products which provide encrypt/decrypt and message authentication capabilities. The security products are sold primarily to the financial community. In addition, Futurex provides high technology contract manufacturing services to the electronics industry.

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

         Earth Segment owns and operates a ground-to-satellite transmission ("Uplink") facility, which currently uplinks programming originated by Mind Extension University, Inc. ("ME/U"), Jones Infomercial Network, Inc. ("PIN"), Satellite Networks and Superaudio.

         Summary of Significant Accounting Policies

         Consolidated Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents, which principally relate to Intercable, include cash on hand, amounts due from banks and all highly-liquid investments purchased with a maturity of three months or less, when acquired.

         Supplemental disclosures of amounts paid for consolidated income taxes and interest during the years ended May 31, 1994, 1993 and 1992 are as follows:

                                                          1994      1993       1992
                                                        -------   --------    -------
                                                            (In  Thousands)
Income taxes received                                   $ -       $ -         $(2,226)
                                                        =======   ========    =======
Interest, net of amounts charged to cable
television systems held for resale                      $39,686   $ 42,702    $44,730
                                                        =======   ========    =======



         Supplemental disclosures of noncash investing and financing activities for the years ended May 31, 1994, 1993 and 1992 are as follows:

         During fiscal 1994, Spacelink recorded $149,000 of additional paid-in capital related to the Class A Common Stock options granted November 10, 1993. As described in Note 6, Futurex purchased substantially all of the tangible and intangible assets of an encrypted bank credit card draw authorization business for a net purchase price of $843,000 to be paid in quarterly installments beginning August 31, 1994. As a result of this acquisition, during fiscal 1994, Futurex acquired $877,000 of assets and assumed $877,000 of liabilities. As described in Note 6, in June 1992, Futurex purchased substantially all of the assets of a fax encryption business using $393,000 in cash and by issuing to the sellers 606,897 shares of Spacelink's Class A Common Stock. As a result of this acquisition, during fiscal 1993, Futurex acquired $984,000 of assets, assumed $68,000 of liabilities and acquired $654,000 of equity. In July 1992, as described in Note 6, Spacelink acquired 81 percent of the Class A and Class B Common Stock of Earth Segment by issuing one share of its Class A Common Stock. As a result of the Earth Segment acquisition, Spacelink acquired $527,000 of assets and assumed $860,000 of liabilities and acquired $333,000 of equity. In March 1993, as described in Note 6, Spacelink acquired Futura by issuing 1,026,113 shares of its Class A Common Stock to International. As a result of this acquisition, Spacelink acquired equity totalling $11,000.

         During fiscal 1994 and 1993, Intercable recorded $152,000 and $4,080,000, respectively, of additional paid-in capital related to the Class A Common Stock options granted November 9, 1993 and December 6, 1992, respectively. No material non- cash investing or financing transactions occurred during fiscal 1992.

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

         Property, Plant and Equipment - Prior to receiving the first revenues from subscribers of a cable television system, all construction costs, operating expenses and interest related to the system are capitalized. From the time of such receipt until completion of construction, but no longer than two years (defined as the "prematurity period"), portions of certain fixed operating expenses and interest are capitalized in addition to direct construction costs. The portions capitalized are decreased as progress is made toward obtaining the subscriber level expected at the end of the prematurity period, after which no further expenses are capitalized. No such amounts were capitalized during the years ended May 31, 1994, 1993 and 1992. In addition, costs (including labor, overhead and other costs of completion) associated with installation in homes not previously served by cable television are capitalized and included as "distribution systems". Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

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

         Franchise Costs - Costs incurred in obtaining cable television franchises and other operating authorities are initially deferred and amortized over the lives of the franchises. Franchise rights acquired through purchase of cable television systems are stated at estimated fair market value at the date of the acquisition and are amortized over the remaining terms of the franchises. Amortization is determined using the straight-line method over lives of one to nineteen years.

         Cost in Excess of Interests in Net Assets Purchased - The cost of acquisitions in excess of fair values of net assets acquired is being amortized using the straight-line method over a 40-year life.
         Spacelink assesses the realizability of these assets through periodic independent appraisals and other review processes. Any impairments are recognized as expense in the consolidated statements of operations.

         Other Intangible Assets

         Costs assigned to subscriber lists and noncompete agreements are being amortized using the straight-line method over the following estimated useful lives:

                 Subscriber lists                                                                5-7 years
                 Costs in excess of interests in
                   net assets purchased                                                           40 years
                 Noncompete agreements                                                           3-5 years

         Deferred Financing Costs - Costs incurred in connection with the issuance of subordinated debentures and the execution of commercial bank credit agreements are deferred and amortized using the effective interest method over the life of such issues and agreements.

         Investment in Cable Television Systems Held for Resale to Managed Limited Partnerships - Revenues and expenses attributable to cable television systems held by Spacelink or Intercable on behalf of managed limited partnerships are not reflected in the consolidated statements of operations. Only the net cash deficiency generated during the first year of the holding period by systems held for resale, is capitalized as carrying costs and included in investments in cable television systems held for resale to managed limited partnerships.

         Recognition of Brokerage Fees - Recognition of brokerage fees earned upon the acquisition of cable television systems by Spacelink or Intercable is initially deferred and such fees are recognized as revenue as the related assets are amortized by Spacelink or Intercable, or at such time as the cable television systems are transferred to a non-consolidated entity. Total deferred brokerage fees at May 31, 1994 and 1993 were approximately $2,883,000 and $2,548,000, respectively, and are included in deferred revenue and income in the accompanying consolidated balance sheets. See Note 5 for further information with respect to brokerage fees earned by Jones Group.

         Recognition of Partnership Fees and Distributions - Fees and distributions earned by Spacelink or Intercable related to cable television properties sold to unaffiliated parties are recorded as revenues when received. Partnership fees and distributions earned by Spacelink or Intercable as general partner of Spacelink or Intercable-managed limited partnerships related to cable television properties purchased by Spacelink or Intercable are treated as a reduction of the purchase prices of the cable television systems purchased. Fees and distributions earned by Spacelink or Intercable as general partner of managed limited partnerships related to cable television properties sold to entities in which Spacelink or Intercable have a continuing equity interest are deferred and recognized as revenue in future periods.

         Income Taxes - Effective June 1, 1992, Spacelink and Intercable adopted Statement of Financial Accounting Standards("SFAS") No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.

         Prior to June 1, 1993, Spacelink and its consolidated subsidiaries excluding Intercable were members of a tax allocation agreement with International and International's other subsidiaries. Pursuant to the terms of the agreement, tax (provisions) benefits were provided to the members of the tax sharing group based on their respective pro rata contribution of taxable (income) loss to International's consolidated taxable (income) loss. Effective June 1, 1993, International's investment in Spacelink fell below the 80 percent ownership requirement for inclusion in the sharing agreement. Therefore, effective June 1, 1993, Spacelink will file separate Federal and state income tax returns.

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

         Reclassifications - Certain prior year amounts have been reclassified to conform to fiscal year 1994 presentation.

(2)      PROPOSED SALE OF SPACELINK'S ASSETS AND LIQUIDATION:

         On May 31, 1994, Intercable and Spacelink entered into a definitive agreement with respect to the reorganization of such companies. Pursuant to that agreement, Intercable will issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink and the assumption of Spacelink's liabilities. Spacelink would then dissolve and distribute to its shareholders such shares of Class A Common Stock, as well as the Common Stock of Intercable currently held by it. International, the controlling shareholder of Spacelink, has agreed to allocate a portion of the Class A Common Stock of Intercable otherwise allocable to it upon the liquidation of Spacelink to the minority shareholders of Spacelink. After giving effect to this allocation, and assuming the exercise of all outstanding options, each non-dissenting minority shareholder of Spacelink would receive .09629 shares of Intercable Class A Common Stock and .03567 shares of Intercable Common Stock for each share of Spacelink stock held on the closing date.

         Also on May 31, 1994, Intercable entered into definitive agreements with Bell Canada International Inc. ("BCI") which provide for BCI to invest $206,250,000 in Intercable in return for 7,500,000 shares of Class A Common Stock of Intercable, at a price of $27.50 per share. This is in addition to the $55,000,000 already invested in Intercable by BCI in March 1994 at $22.00 per share which resulted in BCI acquiring an approximate 13 percent interest in Intercable. In addition, BCI has agreed to purchase for cash 30 percent of the Class A Common stock sold by Intercable to third parties in the future at a price per share equal to the price received by Intercable from such third parties until such time as BCI has invested an aggregate of $400 million in Intercable.

         Further, on May 31, 1994, definitive agreements were entered into between BCI and International and Glenn R. Jones, Chairman and Chief Executive Officer of International, pursuant to which BCI will acquire an option to acquire in the future the shares of Common Stock of Intercable which represent the controlling interest in Intercable.
         The option will be acquired for a payment of $19 per share. Except in limited circumstances, the option will only be exercisable during the eighth year after closing. If exercised, BCI would then hold a sufficient number of shares of Common Stock of Intercable to enable it to elect seventy-five percent of the Board of Directors of Intercable.

         The closings of the foregoing transactions are expected to occur simultaneously in late 1994. Closing of the BCI investment in Intercable and closing of the reorganization of Intercable and Spacelink are subject to a number of conditions, including the approval of the shareholders of Intercable, and with respect to the reorganization between Spacelink and Intercable, the approval of the shareholders of Spacelink and the receipt of a favorable tax ruling from the Internal Revenue Service. If such conditions are not waived, the reorganization between Intercable and Spacelink may not occur, and Spacelink would continue to exist as a separate entity and would grant the option to BCI on the 2,859,240 shares of Common Stock of Intercable owned by it, in return for an option payment of $19 per share of Intercable Common Stock or $54,326,000.

(3)      TRANSACTIONS WITH AFFILIATED ENTITIES:

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

         Jones Interactive, Inc., a wholly owned subsidiary of International, provides information management and data processing services to all entities affiliated with International, including the entities described above. Charges to the various entities are based on computer usage by each entity.

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

         The cable television systems owned by Spacelink and Intercable receive programming from ME/U, which is 51 percent owned by a subsidiary of International, 25 percent by Intercable, 11 percent by Glenn R. Jones and 13 percent by Spacelink, and from Superaudio, which is owned 50 percent by Galactic Radio and 50 percent by an unaffiliated party.

         Historically, Jones International Securities, Ltd., a wholly owned subsidiary of International ("Jones Securities"), acted as dealer-manager of substantially all of Spacelink's and Intercable's managed limited partnership offerings. Generally, the dealer-manager receives fees which total up to 10 percent of the capital contributed by the limited partners, from which all sales commissions of participating unaffiliated broker-dealers are paid. In addition, Spacelink and its consolidated subsidiaries including Intercable reimburse Jones Securities for certain expenses associated with the marketing of limited partnership interests.

         Jones Futura Foundation, Ltd., which was a wholly owned subsidiary of International until March 3, 1993 when it was acquired by Spacelink (See Note 6), has licensed to Futurex exclusive rights to manufacture, market and sell certain data encryption hardware and software products. The license fee was equal to 10 percent of Futurex's revenues from the sale of certain encryption hardware and software products.

         Jones Infomercial Networks, Inc., ("PIN") provides advertising time for third parties on certain Spacelink, Intercable and their managed partnership cable television systems, using those systems' ad sales slots. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the entities owning the cable television systems. Payments made to Intercable by PIN relating to Intercable's owned cable television systems totalled approximately $18,000 for the year ended May 31, 1994. No such payments were made to Spacelink during fiscal 1994 and to Spacelink and Intercable during fiscal 1993 and fiscal 1992.

         In fiscal 1993, Intercable entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), a subsidiary of International, to use a non-preemptible transponder on a domestic communications satellite which Space Segment currently leases. Intercable agreed to pay Space Segment $2,400,000 over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. Space Segment has the right to terminate the license at any time upon 30 days written notice to Intercable. On November 9, 1993, Intercable extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement.
         Intercable subsequently terminated the 1993 license agreement and entered into a new license agreement with Space Segment. Under the new license agreement, Intercable, Jones Infomercial Networks, Inc. ("PIN") and Jones Computer Network, Ltd. ("JCN"), affiliates of International, have a license to use the transponder for their respective purposes. Under the terms of the new agreement, Intercable agreed to pay Space Segment $200,000 per month from January 1994 through March 1994 and Intercable and PIN each agreed to pay $100,000 per month beginning April 1994 and until the launch of JCN.
         Thereafter Intercable, PIN and JCN will each pay $66,667 per month. Intercable recognized $2,300,000 and $700,000 of rental expense related to these lease agreements during the fiscal years ended May 31, 1994 and 1993.

         Jones Financial Group, Ltd. ("Jones Financial Group") performs services for Intercable as its agent in connection with joint venture and other financial arrangements. Intercable paid an advisory fee of L.414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to Intercable in connection with Intercable's transfer of all of its interests in its cable/telephony properties in the United Kingdom to Bell Cablemedia plc (See Note 3).

         Jones Earth Segment, Inc. ("Earth Segment") provides playback and uplinking services primarily to its programming affiliates. Earth Segment charges these affiliates for its services using rates which are calculated to achieve a specified rate of return on investment. For the fiscal year ending May 31, 1994, Earth Segment charged ME/U and PIN $521,000 and $35,000, respectively. For the fiscal year ended May 31, 1993, Earth Segment charged ME/U $233,000.

         Certain additional operating, general and administrative expenses incurred by International and its various subsidiaries, including the costs of the services described above, are allocated to Spacelink and its consolidated subsidiaries. A portion of certain of these expenses are reallocated to managed limited partnerships, and the net amounts are included in operating, general and administrative expenses in the accompanying consolidated statements of operations. Spacelink believes that the methodology used in the allocation of expenses for services rendered to it by International are reasonable. Such allocated expenses net of reimbursements from managed limited partnerships and other affiliates, on a consolidated basis, were as follows:

                                                                                         For the Year Ended May 31,
                                                                                     ----------------------------------
                                                                                       1994         1993          1992
                                                                                     -------      -------        ------
                                                                                               (In Thousands)
         Jones Interactive, Inc.                                                     $1,240       $  910         $  807
         Jones Properties, Inc., net of
           subleasing reimbursements                                                    494          416            511
         Superaudio                                                                     183          176            157
         Mind Extension University, Inc.                                                125          103             87
         Jones Space Segment, Inc.                                                    2,300          700           -
         Jones Futura Foundation, Ltd.                                                 -             100            178
         Jones International Securities, Ltd.                                          -              72            645
         Other operating, general and
           administrative expenses                                                       79           74             70
                                                                                     ------      -------         ------

                 Total allocated expenses, net of
                   reimbursements                                                    $4,421       $2,551         $2,455
                                                                                     ======       ======         ======


         Spacelink and its consolidated subsidiaries including Intercable reimburse International for certain allocated costs as described above. Through fiscal 1992, Spacelink and its consolidated subsidiaries excluding Intercable were allocated tax provisions (benefits) from International pursuant to a tax allocation agreement with International. Because International's investment in Spacelink fell below the 80 percent ownership requirement for inclusion in the sharing agreement, effective June 1, 1993, Spacelink will file separate Federal and state income tax returns. In August 1992, the tax allocation agreement with International was amended (the "Tax Sharing Agreement") giving International the option to either make a payment of the tax benefits due the subsidiary members of the Tax Sharing Agreement or to defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to International or to a Federal or state taxing authority. Any deferred amounts will be due and payable no later than five years from the date the deferred amount originates and such deferred amounts will accrue interest at the prime rate in effect at the time the deferred amount originates. These deferral provisions of the Tax Sharing Agreement also apply to the outstanding amounts due Spacelink from International for tax benefits for the fiscal year ended May 31, 1991 of $826,000.

         For the fiscal years ended May 31, 1993 and 1992, the tax benefits due Spacelink from International totalled $289,000 and $355,000, respectively.

         Spacelink, International, Glenn R. Jones and Intercable currently own 13 percent, 51 percent, 11 percent and 25 percent, respectively, of the outstanding stock of ME/U, a company engaged in the provision of educational programming to cable operators and others. In September 1991, Spacelink's Board of Directors authorized Spacelink to make advances of up to $2,000,000 to International and/or certain of its affiliates, including ME/U. These amounts accrued interest at Spacelink's weighted average cost of borrowing plus 2 percent, and were due 180 days after demand by Spacelink. These advances to International were repaid in April 1993.

         At May 31, 1994 and 1993, amounts due from International to Spacelink and its consolidated subsidiaries including Intercable were as follows:

                                                                                       May 31,              May 31,
                                                                                        1994                 1993
                                                                                       -------              -------
                                                                                              (In Thousands)
         Spacelink:
           Amounts due for tax benefits and related interest                           $2,089               $ 1,481
           Other advances                                                                 117                   (89)
                                                                                       ------               -------

           Total due Spacelink                                                          2,206                 1,392
                                                                                       ------                ------

         Intercable:
           Advances to Mind Extension University,
             Inc. and accrued interest                                                  2,000                 2,000
                                                                                       ------                ------

           Total due Intercable                                                         2,000                 2,000
                                                                                       ------                ------

         Total due from International                                                  $4,206                $3,392
                                                                                       ======                ======


         In connection with the above advances due Spacelink and its consolidated subsidiaries including Intercable, interest was charged to International on these advances at rates which approximated International's average borrowing rates during the respective periods. For the years ended May 31, 1994, 1993 and 1992 Spacelink and its consolidated subsidiaries recorded interest income totalling $410,000, $462,000, and $374,000, respectively.

         Also, see Note 8 for other information with respect to transactions between Spacelink, Intercable and their managed limited partnerships. See Note 10 for information with respect to income tax provisions (benefits) between Spacelink and International.

(4)      INVESTMENTS IN AFFILIATES BY INTERCABLE:

         Investments in Mind Extension University, Inc. by Intercable -

         During fiscal 1992 and 1993, Intercable invested $10,000,000 in Mind Extension University, Inc., ("ME/U"), an affiliated company that provides educational programming through affiliated and unaffiliated cable television systems, for 25 percent of the stock of ME/U, which also received certain advertising avails and administrative and marketing considerations from Intercable. The number of shares of Class A Common Stock of ME/U issued to Intercable was based on the average of two separate independent appraisals of ME/U. In May 1993 and December 1993, the Board of Directors of Intercable also approved a $10,000,000 advance and a $5,000,000 advance, respectively, to ME/U on an as-needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at Intercable's weighted average cost of borrowing plus two percent. As of May 31, 1994, all of the total $15,000,000 had been advanced. On May 3, 1994, the Board of Directors of Intercable approved an additional $5,000,000 advance to ME/U on an as needed basis, interest accrued at Intercable's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,000 of the $5,000,000 had been advanced. These advances have been reflected as investment in cable television partnerships and corporate stock in the accompanying consolidated balance sheets due to their expected long-term nature.

         Jones Intercable Investors, L.P. -

         Intercable is the general partner of this partnership, which was formed on September 18, 1986 and Intercable owns a one percent general partner interest. In a series of transactions, Intercable purchased an approximate 19 percent ownership interest. Intercable has a gross investment of approximately $18,090,000 in this partnership at May 31, 1994. Intercable's net investment in this partnership totalled approximately $5,130,000 at May 31, 1994.

         Investment in Jones Global Group by Intercable -

         Intercable owns a 38 percent interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62 percent is owned by International. On July 22, 1994, Jones Global Group and certain of Jones Global Group's wholly- owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. At the closing, Jones Global Group transferred its equity interest in the companies that own the Leeds and Aylesbury-Chiltern franchises, its general partner interest in Jones United Kingdom Fund, Ltd. and the assets of its United Kingdom management subsidiary to Bell Cablemedia. Also on July 22, 1994, Intercable and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell Cablemedia. At the closing, Intercable transferred its equity interest in the companies that own the Leeds and South Hertfordshire franchises and Intercable's equity interest in the shareholder loans to ELT Acquisition Company Limited to Bell Cablemedia. In addition, the Norwich, Peterborough Broadland and Fenland franchises, which were acquired by Intercable for $15,500,000 during fiscal 1994, were also transferred. As a result of these transactions, Intercable and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80 percent by Bell Canada International Inc. ("BCI") and 20 percent by Cable and Wireless plc ("C&W"). Intercable and Jones Global Group's agreement to contribute their United Kingdom holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888. The proceeds from the sale of the ADSs by Jones Global Group are intended to allow it to satisfy expected U. S. Tax liabilities in connection with the transactions.

         The ADSs received by Intercable are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1993 (the "Securities Act"), and Intercable will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Bell Cablemedia, BCI, C&W, Intercable and Jones Global Group have agreed that, for a period of 180 days after July 15, 1994 (the date of the definitive prospectuses used in Bell Cablemedia's ADS Offerings), they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Jones Global Group that were sold as part of the ADS Offerings) without prior written consent of the lead U.S. underwriters of the ADS Offerings.

         After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of Intercable and Jones Global Group and the closings of the ADSs Offerings on July 22, 1994, BCI indirectly owns approximately 42.2 percent, C&W indirectly owns approximately 12.8 percent, Intercable owns approximately 9.7 percent and Jones Global Group owns approximately 4.4 percent of the issued and outstanding shares of Bell Cablemedia. Based upon the quoted market price of $21.50 per ADS at August 18, 1994, the quoted market value of Intercable's direct investment totalled approximately $129,766,000. Intercable's indirect investment through its 38 percent ownership of Jones Global Group totalled $20,945,000. Due to the affiliated nature of the transaction and Intercable's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is not reflected at fair market value in accordance with the SFAS #115 "Accounting for Certain Investments in Debt and Equity Securities." At May 31, 1994, Intercable's net investment in these UK properties totalled $50,067,800.

         Intercable paid an advisory fee of L.414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to Intercable in connection with the aforementioned transactions. Jones Global Group paid an advisory fee of L.251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned transactions. Jones Financial Group is owned by International and Glenn R. Jones.

         Jones Spanish Holdings -

         Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38 percent by Intercable and 62 percent by International. Spanish Holdings has continued cable television system acquisition, development and operations in Zaragoza, Spain but has discontinued its operations in Jerez de la Frontera/Puerto Santa Maria, Spain. This affiliate currently is seeking to acquire the rights to develop cable television operations in Spain. Intercable has made advances totalling $7,764,000 and $769,000, respectively, at May 31, 1994 and 1993 to fund Spanish Holdings' activities to date. Additional advances may be made in the future. These advances have been reflected as investments in cable television partnerships in the accompanying consolidated balance sheets due to their long-term nature, with interest charged at Intercable's weighted average cost of borrowing. Intercable's net investment in all of its Spanish activities was approximately $7,684,000 at May 31, 1994. Intercable is seeking to sell its Spanish system to Bell Cablemedia in fiscal 1995.

(5)      JONES GROUP BROKERAGE FEES AND DIVIDENDS:

         As described in Note 1, Jones Group performs brokerage services for Spacelink, Intercable and their managed limited partnerships. Brokerage fees earned by Jones Group from these entities are as follows:

                                                                                          For the Year Ended May 31,
                                                                                      ----------------------------------
                                                                                        1994         1993           1992
                                                                                      -------     -------         ------
                                                                                               (In Thousands)
         Earned from Spacelink and Intercable                                         $  680       $  523        $    65
         Earned from third parties                                                     -           -                  62
         Earned from Managed Limited Partnerships                                      -            2,214          1,135
                                                                                      ------       ------         ------
         Total Brokerage Fees                                                            680        2,737          1,262
         Recognition (Deferral) of Brokerage Fees                                       (335)        (983)           431
                                                                                      -------     -------         ------

         Brokerage Fees, net                                                          $  345       $1,754         $1,693
                                                                                      ======       ======         ======

(6)      ACQUISITIONS BY SPACELINK:

         On March 11, 1994, Futurex purchased substantially all of the tangible and intangible assets comprising the Excrypt product lines for a net purchase price of $843,000. Futurex shall pay the purchase price in quarterly installments beginning August 31, 1994, which amounts will be based on certain fees generated by the business and collected by Futurex during the preceding quarter subject to certain minimums and maximums. The acquisition was accounted for as a purchase. The Excrypt product line serves the encrypted bank credit card draw authorization market.

         On June 5, 1992, Futurex purchased from TRW Electronic Products Inc. ("EPI") and TRW Inc. ("TRW"), substantially all of the assets, properties and rights held by EPI or TRW that relate to the manufacture of facsimile encryption devices ("fax encryptors") for the commercial communications security business. EPI and TRW also entered into a covenant not to compete. The $1,046,000 purchase price and the covenant not to compete was paid using $393,000 in cash and by issuing to the sellers 606,897 shares of Spacelink's Class A Common Stock.
         The acquisition was accounted for as a purchase. In addition, Futurex agreed to pay to TRW a royalty for a period of ten years equal to five percent of certain revenues received by Futurex from the sale of fax encryptors.

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

         During fiscal 1993, Earth Segment purchased four acres of land in the Inverness Business Park area of Englewood, Colorado and constructed a ground-to-satellite transmission ("uplink") facility to permit satellite transmission of programming originated by ME/U, PIN and Spacelink's affiliated audio programming companies. Earth Segment owns an FCC license for the operation of an uplink facility. The design of the uplink facility has been phased to allow expansion from time to time according to Spacelink's needs. The first phase was completed in June 1993 at a cost of approximately $5,022,000.

         On March 3, 1993, Spacelink issued 1,026,113 shares of its Class A Common Stock to International for all of the outstanding shares of Jones Futura Foundation, Ltd., ("Futura") whose sole asset is a royalty agreement which requires Futurex to pay to Futura a royalty of 10 percent on certain data encryption hardware and software products. The acquisition of Futura enabled Spacelink to extinguish the license agreement and to end any further royalty payments. For the purposes of this transaction, Futura was valued at $844,000, which was based on the discounted value of the estimated future net revenue stream. In addition, for purposes of determining the number of shares issued, Spacelink's Class A Stock was valued at $.82 per share, which represented the average trading price of the Class A Stock for the preceding three month period. The acquisition of Futura by Spacelink was accounted for as a transfer between entities under common control and accordingly the assets transferred are recorded by Spacelink at International's historical costs. However, as required by generally accepted accounting principles, the excess of fair market value over Futura's historical cost was recorded using the price of Spacelink's Class A Common Stock as of the date the transaction closed. The price of Spacelink's Class A Common Stock on March 3, 1993 was $1.25, resulting in a $1,293,000 charge to accumulated deficit in the accompanying consolidated financial statements.

(7)      SALES AND ACQUISITIONS BY INTERCABLE:

         Sales of Cable Television Systems by Intercable -

         On August 13, 1991, Intercable entered into an agreement with Crown Cable Wisconsin, Inc. ("Crown"), a subsidiary of Hallmark Cards, Inc., to sell its Onalaska, Wisconsin cable television system (the "Onalaska System") for approximately $15,000,000. Closing on this transaction occurred on December 19, 1991. Intercable recognized a gain on the sale of its Onalaska System before income taxes of approximately $6,400,000 in fiscal 1992.

         During fiscal 1993, Intercable sold the cable television systems serving a portion of San Diego, California and Riverside, California for $18,170,000. Intercable recognized a loss relating to these transactions of $5,466,000. Jones Group received a brokerage fee totalling $454,000 or 2-1/2 percent of the purchase prices.

         On January 7, 1994, Intercable entered into an agreement with Bresnan Communications Company ("Bresnan"), to sell its Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Bresnan and Time Warner Cable, a division of Time Warner Entertainment, L.P. ("TWC"), agreed to a like-kind exchange of assets whereby TWC would acquire the Gaston System from Bresnan and Bresnan would acquire from TWC the assets of cable television systems owned by TWC. Closing on this transaction occurred in the first quarter of fiscal 1995. Jones Group received a brokerage fee of $912,500 or 2 - 1/2 percent of the sales price. Proceeds from this sale were used to repay amounts outstanding on Intercable's credit facility. Intercable will recognize a gain before income taxes of $15,433,000 during the first quarter of fiscal 1995.

         Acquisition of Cable Television Systems by Intercable -

         On September 29, 1992, Intercable entered into an agreement with Jones Intercable Investors, L.P. (the "Partnership"), a publicly traded master limited partnership for which Intercable is general partner, to acquire from the Partnership the cable television system serving the areas in and around Alexandria, Virginia (the "Alexandria System") for $73,200,000. The purchase price was determined based on the average of three separate, independent appraisals of the Alexandria System.
         In addition, Jones Group received a brokerage fee of approximately $1,831,000 or 2-1/2 percent of the purchase price. Closing on this transaction occurred on November 2, 1992. Intercable funded this acquisition with $60,000,000 drawn on its revolving credit facility, the $4,778,000 distribution Intercable received from the Partnership's sale proceeds as a Class A unit holder in the Partnership, the $2,832,000 distribution paid to Intercable which represented the accrued but unpaid distributions on Class B units held by Intercable during the first three years of the Partnership's operations, and cash on hand. In addition, Intercable, through its 19 percent ownership interest in the Partnership, realized a $9,018,000 gain upon the sale of the Alexandria System which was recorded as a reduction in the basis of the assets purchased as a result of Intercable's continuing equity interest in the Alexandria System. The system served approximately 35,000 basic subscribers at November 30, 1992. The acquisition was accounted for using the purchase method of accounting. The results of operations of the Alexandria System are included in the accompanying consolidated statements of operations beginning in November 1992.

         On January 28, 1993, Intercable entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "Agreement") to acquire for its own account the cable television systems serving North Augusta, South Carolina, and surrounding areas (the "North Augusta System") for $28,500,000 subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by Intercable on behalf of one of its partnerships. As a result of renegotiation of the Agreement between Intercable and ACT 2, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. Jones Group received a brokerage fee totalling $680,000 or 2 - 1/2 percent of the purchase price. The transaction closed on December 15, 1993 and was accounted for using the purchase method of accounting.

(8)      MANAGED LIMITED PARTNERSHIPS:

         Spacelink, certain of its wholly owned subsidiaries and Intercable are the general partners for a number of limited partnerships formed to acquire, construct, develop and operate cable television systems. Partnership capital has been raised through a series of public and private offerings of limited partnership interests. As general partner, capital contributions ranging from $500 to $1,000 are made to each partnership, and the general partner is generally allocated one percent of all partnership profits and losses.

         These entities may also purchase limited partner interests in the partnerships and, if they do so, participate with respect to such interests on the same basis as other limited partners. Subject to certain limitations, the sponsor is also reimbursed for offering costs incurred in connection with each partnership offering. To the extent offering costs are incurred that are in excess of the specified limits, the excess offering costs are borne by the sponsor and are generally expensed. In addition, the sponsor is allocated expenses associated with the marketing of limited partnership interests. For the fiscal years ended May 31, 1994, 1993 and 1992, the sponsors recognized as "other expense" offering costs in excess of amounts reimbursable by limited partnerships totalling $494,000, $500,000, and $2,046,000, respectively.

         As general partner, Jones Spacelink Funds, Inc., a wholly owned subsidiary of Spacelink, is contingently liable for recourse debt of a certain managed limited partnership, which totalled $1,500,000 and $2,050,000 at May 31, 1994 and 1993, respectively. Spacelink believes such debt is secured by partnership assets and other collateral with fair market values in excess of the related obligation.

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

         Intercable recognized fees and distributions totalling $4,778,000 and $26,790,000, for the years ended May 31, 1993 and 1992, respectively. No such fees and distributions were recognized during fiscal 1994.
         The $4,778,000 distribution received during fiscal 1993 from Jones Intercable Investors L.P., in which Intercable has a 19 percent limited partner interest, upon the sale to Intercable of the Alexandria System, was recorded as a reduction in Intercable's investment in Jones Intercable Investors, L.P. Approximately $20,373,000 of the distributions recognized during fiscal 1992 were deferred in fiscal 1991 as a result of Intercable's continuing equity interest in Jones Crown Partners, an Intercable- managed partnership. An additional $363,000 of such distributions, relating to the Jones Crown Partners transaction, was received and deferred during fiscal 1992. The total of these two distributions, $20,736,000, was recognized upon the liquidation of Intercable's interest in Jones Crown Partners. The remaining amount recognized in fiscal 1992 represents a distribution received upon the sale of the remaining cable television system owned by Cable TV Fund 11-E/F Joint Venture to an unaffiliated party.

         Spacelink's and Intercable's managed limited partnerships reimburse Spacelink and Intercable for certain allocated overhead and administrative expenses. These expenses generally consist of salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Spacelink and Intercable provide engineering, marketing, administrative, accounting, information management and other services to the partnerships. Allocations of personnel costs have been based primarily on total revenues, total assets and actual time spent by Spacelink and Intercable employees with respect to each partnership managed. Remaining overhead costs have been allocated based on revenues and/or the relative costs of partnership assets managed.
         As of December 1993, remaining overhead costs have been allocated based solely on revenues. Cable television systems owned by Spacelink and Intercable are also allocated a proportionate share of these expenses under the allocation formulas described above.

         Amounts charged partnerships and other affiliated companies have directly offset operating, general and administrative expenses by approximately $28,620,000, $27,371,000, and $25,167,000 for the years ended May 31, 1994, 1993 and 1992, respectively.

         Spacelink and Intercable have made advances to, and have deferred the collection of management fees and expense reimbursements from, certain managed limited partnerships, primarily to provide funds necessary for the capital expansion of and improvements to properties owned by such partnerships and operating and interest expenses paid on behalf of such partnerships. In addition, Jones Group has deferred the collection of a portion of one of its brokerage fees from an Intercable-managed partnership. Such advances and unpaid brokerage fees totalled $18,559,000 and $16,604,000 at May 31, 1994 and 1993,
         respectively. The advances, excluding the unpaid brokerage fees, bear interest at rates equal to the lending entity's weighted average cost of borrowing. Interest charged to limited partnerships for the fiscal years ended May 31, 1994, 1993 and 1992 was $1,641,000, $1,513,000 and
         $1,826,000, respectively.

         Certain condensed financial information regarding managed limited partnerships of Spacelink and Intercable are as follows:

                                                   Spacelink's Managed Limited           Intercable's Managed Limited
                                                           Partnerships                          Partnerships
                                               -----------------------------------   ------------------------------------

                                                         As of December 31,                   As of December 31,
                                               -----------------------------------   ------------------------------------
                                                 1993          1992         1991        1993         1992         1991
                                               --------      --------    ---------   ----------    --------    ----------
                                                          (In Thousands)                        (In Thousands)
         Total assets                          $133,956      $147,478    $ 141,566   $  852,604    $921,664    $1,017,560
         Debt                                    77,475        74,840       63,035      590,540     590,698       629,194
         Amounts due to general
           partner                                4,164         3,319        2,201       16,467      12,690         8,762
         Partners' capital
           (net of accumulated
           deficit)                              48,174        64,847       72,975      214,056     284,058       350,348

                                                   Spacelink's Managed Limited           Intercable's Managed Limited
                                                           Partnerships                          Partnerships
                                               -----------------------------------   ------------------------------------

                                                         As of December 31,                   As of December 31,
                                               -----------------------------------   ------------------------------------
                                                 1993          1992         1991        1993         1992         1991
                                               --------      --------    ---------   ----------    --------    ----------
                                                           (In Thousands)                         (In Thousands)
         Revenues                              $ 41,617      $ 37,770    $  29,629   $  344,373    $334,948     $ 361,431
         Depreciation and
           amortization                          21,907        20,463       17,430      135,736     151,879       187,607
         Operating loss                          (8,529)       (8,175)      (8,498)     (24,458)    (29,503)      (58,429)
         Gain on sale of assets                   -            -            -                        59,939        -
         Net loss                               (13,328)      (13,108)     (13,387)     (60,327)    (15,945)     (126,584)

(9)      SUBORDINATED DEBENTURES AND OTHER DEBT:

         At May 31, 1994 and 1993, Spacelink's and its consolidated subsidiaries' debt consisted of the following:

                                                                                                1994          1993
                                                                                              --------      --------
                                                                                                  (In Thousands)
         DEBT OF SPACELINK:
         Revolving credit facility and term loan                                              $ 74,000      $ 69,000
         Capitalized lease obligations and non-interest bearing notes                              886           265
                                                                                              --------      --------

                 Total Debt of Spacelink                                                        74,886        69,265
                                                                                              --------      --------

         DEBT OF INTERCABLE:
         Subordinated Debentures-
           Debentures due July 15, 2004, interest payable semi-annually at 11.5%, redeemable at Intercable's option on or after July 15, 1997 at 106.75%
             of par declining to par by July 15, 2000                                          160,000       160,000
           Debentures due March 1, 2008, interest payable semi-annually at 10.5%, redeemable at Intercable's option on or after March 1, 2000 at 105.25%
             of par, declining to par by March 1, 2005                                         100,000       100,000
           Convertible debentures due June 1, 2007, interest payable semi-annually at 7.5%, redeemable at Intercable's option on or after June 1, 1990
             at 107.5% of par, declining to par by 1997                                         19,368        19,468

         Credit facility                                                                        63,000        46,000

         3.9% to 17% capitalized equipment lease obligations due in installments
           through 1998                                                                          1,136         1,228
         Non-interest bearing notes due 1995 through 1999                                          403           518
                                                                                              --------      --------

                 Total Debt of Intercable                                                      343,907       327,214
                                                                                              --------      --------
                 Consolidated Debt                                                            $418,793      $396,479
                                                                                              ========      ========


         On April 13, 1993, Spacelink entered into new credit agreements, which agreements include a $65,000,000 Revolving Credit Facility (the "Revolving Facility") and a $10,000,000 Term Loan (the "Term Loan").

         The Revolving Facility commitment begins to reduce on August 31, 1994, with a final maturity date of February 28, 2001. The Revolving Facility bears interest, at Spacelink's option, at the Base Rate plus 3/4 to 1-3/8 percent, LIBOR plus 1-3/4 to 2-3/8 percent or the Certificate of Deposit rate plus 2 to 2-5/8 percent. For the year ended May 31, 1994, Spacelink's effective interest rate on the Revolving Facility was 6.64 percent. The Term Loan matures May 31, 2001 and requires principal payments beginning May 31, 1995. Borrowings under the Term Loan bear interest at rates consistent with the rates of the Revolving Facility. Both the Revolving Facility and the Term Loan are secured by substantially all of Spacelink's assets with the exception of Spacelink's investment in Intercable. The security is administered pursuant to an intercreditor agreement between the Revolving Facility banks and the Term Loan banks, which agreement specifies the nature and priority of the security interests. In addition, Spacelink's credit agreements restrict the right of Spacelink and its consolidated subsidiaries, except Jones Group and Intercable, to declare and pay cash dividends.

         Effective November 30, 1993, Spacelink amended its Revolving Facility to increase the allowable ratio of debt to management fees and cable operating income before depreciation and amortization (the "Debt Ratio") from 6.5 to 1.0 to 6.75 to 1.0 in order to make available to it a majority of its Revolving Facility and to mitigate some of the impact of the recent cable reregulation on its liquidity.

         In August 1994, Spacelink received a waiver for the scheduled Revolving Facility reductions for August 31 and November 30, 1994, which payment will now be due on February 28, 1995. In addition, Spacelink also received a waiver of certain financial covenants for the quarters ending August 31 and November 30, 1994 provided that its Debt Ratio not exceed 8.0 to 1.0 at the end of such fiscal quarters, and a waiver of a financial covenant requiring a certain level of dividends from Jones Group for the year ended May 31, 1994. In consideration for the waivers, Spacelink agreed to pay the banks fees totalling $375,000 payable on the earlier of: (a) the date the Revolving Facility and Term Loan are paid in full, (b) the date Spacelink receives the option payment from BCI, or (c) February 28, 1995. In addition, Spacelink agreed to pay fees of $40,000 per month beginning September 30, 1994 and continuing until one of the following events occurs: (a) the Revolving Facility and Term Loan are paid in full, (b) Spacelink receives the option payment from BCI, or (c) certain interest rate terms of the Revolving Facility and Term Loan are amended.

         In the event the reorganization between Intercable and Spacelink does not occur, Spacelink would continue to exist as a separate entity and if the Intercable-BCI Agreement is closed, Spacelink would grant an option to BCI on the 2,859,240 shares of Common Stock of Intercable owned by Spacelink, in return for an option payment of $19 per share of Intercable Common Stock, or $54,326,000. The $54,326,000 of proceeds would be used to substantially reduce Spacelink's debt, fund its capital expenditures and its other working capital needs.

         At May 31, 1994, borrowings outstanding under Spacelink's $65,000,000 Revolving Facility and $10,000,000 Term Loan totalled $64,000,000 and $10,000,000, respectively. Principal payments under the terms of Spacelink's credit facility and other debt are due as follows:

                                                                               (In Thousands)
                 1995                                                             $ 7,398
                 1996                                                               9,047
                 1997                                                               9,047
                 1998                                                               8,944
                 1999                                                              14,000
                 Thereafter                                                        26,450
                                                                                  -------

                        Total                                                     $74,886
                                                                                  =======

         The following is a description of Intercable's debt which, while included in the consolidated financial statements, is non- recourse to Spacelink.

         In addition to the terms described in the above table describing the Subordinated Debentures and Other Debt of Intercable, Intercable's Convertible Subordinated Debentures may be converted into its Class A Common Stock at $15.10 per share, subject to adjustment under certain conditions. Also, the 11.5 percent Senior Subordinated Debentures due 2004 and the Convertible Subordinated Debentures described above provide for annual sinking fund payments which are calculated to retire 62 1/2 percent to 75 percent of the issues prior to maturity after consideration of the debt redemptions discussed below, as follows:

                                                                Annual Sinking Fund            Commencement
              Debenture Issue                                          Payment                     Date
         ------------------------                               -------------------            -------------
         Debentures due July 2004                                 $50,000,000                  July 15, 2002
         Convertible Debentures                                     3,000,000                  June 1, 1998

         Other than the amounts listed above, Intercable has no other significant debt maturities.

         On June 18, 1993, Intercable filed two shelf registration statements with the Securities and Exchange Commission relating to the offering of $500,000,000 of Senior Debt Securities, Senior Subordinated Debt Securities and Subordinated Debt Securities and the offering of 6,000,000 shares of Class A Common Stock of Intercable. These registration statements are effective, but no securities have been sold except 2,500,000 shares of Class A Common

         Stock sold to BCI in the fourth quarter of fiscal 1994. The proceeds from these offerings will be added to the general funds of Intercable, and may be used to make acquisitions of domestic cable television systems or interests therein, and for general corporate purposes.

         On December 8, 1992, Intercable entered into a new $300,000,000 reducing revolving credit agreement with a number of commercial banks. The amount of borrowings available under this agreement remains at $300,000,000 through May 31, 1995, after which the availability is reduced quarterly until expiration on November 30, 2000. Interest on amounts outstanding under the credit facility range from LIBOR plus 1 3/8 percent to LIBOR plus 2 1/2 percent depending upon whether certain financial ratios have been achieved. For the year ended May 31, 1994, Intercable's effective interest rate on the credit facility was 5.6 percent. A fee of 1/2 percent per annum on the unused portion of the new commitment is also required. Substantially all of Intercable's cable television related assets are pledged as security under the agreement. In March 1994, Intercable used $55,000,000 of proceeds received from the sale of 2,500,000 shares of Class A Common Stock to BCI to repay amounts outstanding under the credit facility. At May 31, 1994, Intercable had $63,000,000 outstanding under the credit facility, leaving $237,000,000 of potential availability on this credit facility; however, due to covenant restraints, Intercable can access only approximately $42,000,000 of this availability.

         At May 31, 1994, the carrying amount of Intercable's long-term debt was $343,907,000 and the estimated fair value was $354,707,000. The fair value of Intercable's long-term debt is estimated based on the quoted market prices for the same issues.

(10)     INCOME TAXES:

         Change in Accounting Method

         Effective June 1, 1992, Spacelink adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized. The financial effect of the adoption of SFAS No. 109 has been reflected in Spacelink's financial statements in fiscal 1993.

         The cumulative effect of the change in the method of accounting for income taxes, attributable to fiscal years prior to 1993, was a decrease in net losses of $329,000, or $-0- per share, which has been reflected as a change in accounting method in the accompanying financial statements, net of minority interests. Deferred tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. Current period changes in Spacelink's temporary differences and losses from operations, which result primarily from depreciation and amortization, resulted in deferred tax benefits of $45,733,000 and $32,828,000, respectively, which were offset by valuation allowances of $37,785,000 and $26,161,000, respectively, during fiscal 1994 and 1993.

         Computation of the cumulative and current tax provision under SFAS No. 109 requires recognition of the deferred tax liabilities and assets from the expected future tax consequences of temporary differences. Additionally, recognition is given for the future tax benefits of existing tax basis net operating loss and tax credit carryforwards, after reduction by a valuation allowance determined after evaluation of future factors affecting realization of the carryforwards. Income tax benefits of $2,042,000 and $2,842,000, respectively, were recorded in fiscal 1994 and 1993.

         Components of income tax expense for Federal and state income tax purposes are as follows:

                                                                                          For the Year Ended May 31,
                                                                                     -----------------------------------
                                                                                      1994         1993            1992
                                                                                     -------      -------         ------
                                                                                            (Stated In Thousands)
         Current (benefit) provision
           Federal                                                                   $     -      $  (265)        (1,185)

           State                                                                           -          (24)         1,185
                                                                                     -------      -------         ------

         Current (benefit) provision                                                       -         (289)             -
                                                                                     -------      -------         ------

         Deferred (benefit) provision
           Federal                                                                    (1,172)      (2,336)         7,554
           State                                                                        (109)        (217)             -
                                                                                     -------      -------         ------

         Deferred (benefit) provision                                                 (1,281)      (2,553)         7,554
                                                                                     -------      -------         ------

         Total income tax (benefit) provision on income from operations               (1,281)      (2,842)         7,554
                                                                                     -------      -------         ------

         Total income tax benefit on extraordinary items                                   -            -         (7,389)
                                                                                     -------      -------         ------

         Cumulative effect of change in method of accounting for income
           taxes, net of minority interest                                                 -         (329)             -
                                                                                     -------      -------         ------

         Total income tax (benefit) provision                                        $(1,281)     $(3,171)        $  165
                                                                                     =======      =======         ======

         The following table reconciles the statutory Federal income tax rate to the effective tax rate:

                                                                                          For the Year Ended May 31,
                                                                                     -----------------------------------
                                                                                      1994         1993           1992
                                                                                    --------     --------       --------
                                                                                            (Stated In Thousands)
         Income tax provision (benefit) for Spacelink and Jones Group
           from the tax sharing agreement                                           $      -     $   (289)      $    155

         Computed "normally expected" income tax (benefit) provision
           at statutory rates on income from operations                              (11,128)     (15,852)         7,967

         Increase (reductions) in taxes resulting from -
         Alternative minimum taxes                                                         -            -         (1,183)
           Amortization of costs in excess of interest in net assets purchased           302            -            355
         State income taxes, net of Federal income tax benefit                        (1,039)      (1,512)           643
         Change in status of foreign investments                                      (2,505)           -              -
         Foreign equity investments                                                      412            -              -
         Tax credits                                                                       -         (591)             -
         Enacted future tax rate changes                                                   -         (636)             -
         Other, net                                                                    1,053         (149)          (383)
                                                                                    --------     --------       --------

         Total income tax (benefit) provision from operations                        (12,905)     (19,029)         7,554
                                                                                    --------     --------       --------

         Tax effect of extraordinary items                                                 -       (7,604)             -
         SFAS 109 valuation allowance - Intercable                                    11,624       23,791              -
         Cumulative effect of change in method of accounting
           for income taxes, net of minority interests                                     -         (329)             -
                                                                                    --------     --------       --------

         Total income tax (benefit) provision                                       $ (1,281)    $ (3,171)      $  7,554
                                                                                    ========     ========       ========

         Deferred tax assets (liabilities) are comprised of the following components at May 31, 1994 and 1993:

                                                                                                May 31,
                                                                                 ------------------------------------
                                                                                         (Stated in Thousands)
                                                                                    1994                      1993
                                                                                 ----------                ----------
         Deferred Tax Liabilities:
           Depreciation and Amortization                                           $(26,682)               $  (35,327)

         Deferred Tax Assets:
           Regular tax loss carryforwards                                            60,858                    46,041
           Investment tax credit carryforwards                                        1,076                     1,076
           AMT credit carryforwards                                                   1,116                     1,116
           Recognition of Partnership items                                           5,218                    15,602
           Recognition Jones Group brokerage fees                                       917                     1,539
           Intercompany transactions and other                                        3,230                     2,781
                                                                                 ----------                ----------
         Total Deferred Tax Assets                                                   72,415                    68,155
                                                                                 ----------                ----------

         Deferred Tax Asset Valuation Allowance - Intercable                        (37,785)                  (26,161)
                                                                                 ----------                ----------

         Net Deferred Tax Assets                                                 $    7,948                $    6,667
                                                                                 ==========                ==========


         As of May 31, 1994, Spacelink had net operating losses ("NOL's") of approximately $7,279,000 for alternative minimum tax ("AMT") and $17,170,000 for regular tax which expire $1,671,000 in 2005, $5,252,000 in 2006, $1,684,000 in 2007 and $2,081,000 in 2008 and $6,482,000 in
         2009.

         As of May 31, 1994, Intercable had net NOL's of approximately $66,347,000 for AMT and $141,937,000 for regular tax which expire $45,191,000 in 2005, $24,138,000 in 2007 and $40,809,000 in 2008 and
         $31,799,000 in 2009. Intercable also had investment tax credit carryforwards of $1,076,000 expiring 1999 through 2005.

         The (benefit) provision for deferred income taxes is the result of the following timing differences:

                                                                                        1992
                                                                                     ----------
                                                                                (Stated In Thousands)
         Additional tax depreciation                                                 $  4,362
         Fund fees and distributions                                                   17,184
         Recognition (deferral of recognition) of Jones Group brokerage fees              155
         Recognition (deferral) of dividends and fund fees received by Intercable          10
         Timing of partnership income                                                  (6,309)
         Difference in recognition of net operating losses for tax and
           financial statement purposes                                               (15,056)
         Tax expenses (income) from properties held for resale                           (590)
         Other, net                                                                       409
                                                                                     --------

         Total deferred tax (benefit) provision                                      $    165
                                                                                     ========


         Pursuant to the Tax Sharing Agreement with International, Spacelink and its consolidated subsidiaries were allocated tax benefits (provisions) based on their pro rata contribution of taxable loss (income) to the taxable loss (income) of the consolidated group. For Spacelink and its consolidated subsidiaries the tax allocation resulted in fiscal 1993 and 1992 tax (benefits) provisions of $(289,000) and $-0-, respectively. Effective June 1, 1993, International's ownership in Spacelink fell below the 80 percent ownership requirement for inclusion in the Tax Sharing Agreement. Therefore, effective June 1, 1993, Spacelink will file separate Federal and state income tax returns.

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

         Except with respect to options granted to officers and directors who are employees of Spacelink, the 1992 Plan is administered by the Board of Directors of Spacelink. With respect to options granted to officers and directors who are employees of Spacelink, the Plan is administered by the Board of Directors, if each director is a disinterested person, or by a committee of two or more directors who are disinterested persons. The Board of Directors may, in its discretion, establish provisions for the exercise of options different from those described above, and has the power to grant options under the 1992 Plan that may extend for a period of up to ten years. The Board may from time to time alter, amend, suspend or discontinue the 1992 Plan. The Board of Directors may not, without approval of shareholders, (i) increase the maximum number of shares of Class A Common Stock that may be made subject to options, (ii) materially increase the benefits accruing to participants, or (iii) materially modify the requirements as to eligibility for participation.

         The following table summarizes data concerning options to purchase shares of Spacelink's Class A Common Stock issued under the 1992 Plan:

                                                                1994                       1993
                                                          ----------------             --------------
         Available for grant                                     3,604,503                  4,637,500
         Granted during the period                               1,032,997                    362,500
         Exercised during the period                                50,000                     -
         Price range, per share                           $ 1.047 - $1.125             $       -
         Terminated during the period                               83,500                     -
         Total outstanding                                       1,261,997                    362,500
         Price range, per share                           $   .75 - $1.125             $ .75 - $1.047
         Exercisable at year-end                                   179,167                    229,167
         Price range, per share                           $   .75 - $1.047             $ .75 - $1.047


         On February 2, 1993, Spacelink issued 200,000 options under the 1992 Plan to certain directors, officers and employees of Spacelink and its affiliates, five-year fully vested options to purchase Class A Common Stock. These options replace options granted outside the 1992 Plan, which expired in December 1992.

         Other Class A Common Stock Options of Spacelink Independent of the 1992 Plan -

         On December 2, 1986, an option to purchase 500,000 shares of Spacelink's Class A Common Stock was granted by action of the Board of Directors to Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of Spacelink, for a purchase price of $.8438 per share, the fair market value as of the date of grant. The option was granted in consideration of Mr. Jones' personal guarantee of a portion of a promissory note issued in connection with Spacelink's acquisition from an unaffiliated party of certain cable television systems located in the State of Ohio. The option will continue until fully exercised, or unless sooner terminated or modified under the provisions of the agreement between Spacelink and Mr. Jones.

         In addition, Spacelink's Board of Directors from time to time has issued options to certain directors, officers and employees of Spacelink and its affiliates. The following table summarizes data concerning options to purchase shares of Spacelink's Class A Common Stock. All options were granted at the fair market value as of the date of the grant.

                                              Number of                Purchase                          Date
            Date of                            Options                Price per                         Option
             Grant                             Granted                  Share                            Lapses
         -------------                        ---------               ---------                      -------------
         January 1994                          40,000                  1.125                          August 1994
         April 1992                            50,000                   .813                          April 1997
         August 1991                           80,000                  1.090                          August 1998
         December 1990                         35,000                   .719                          December 1995
         February 1990                         80,000                  1.125                          February 1997

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

(12)     COMMITMENTS AND CONTINGENCIES:

         Spacelink and its consolidated subsidiaries rent office facilities under various operating lease arrangements. Future minimum lease payments as of May 31, 1994, under noncancelable operating leases, net of amounts received under related sub- leases, are as follows:

                                                     Building       Facilities       Equipment
                 Fiscal Year                          Leases          Leases            Leases           Total
                 -----------                       ------------     ----------       ------------     ------------
                                                                              (In Thousands)
                 1995                                $ 1,903           $ 2,090          $   593         $ 4,586
                 1996                                  1,903             1,893              254           4,050
                 1997                                  1,903             1,476              206           3,585
                 1998                                  1,903             1,262              142           3,307
                 1999                                  1,903             1,206               21           3,130
                 Thereafter                            1,990             4,279            -               6,269
                                                      ------            ------           ------          ------

                 Total future minimum
                 lease payments                      $11,505           $12,206          $1,216          $24,927
                                                      ======            ======           =====           ======

         Rental expense under all noncancelable operating leases was $757,000 and $594,000, respectively, for fiscal 1994 and 1993.

         On February 22, 1994, Intercable and Jones Group, were named as defendants in a lawsuit brought by three individuals who are Class A Unitholders in Jones Intercable Investors, L.P. (the "Partnership"), a master limited partnership in which Intercable is general partner.
         The litigation, entitled Luva Vaughan et al vs. Jones Intercable,

         Inc. et al, Case No. CV 94-3652 was filed in the Circuit Court of Jackson County, Missouri, and purports to be "for the use and benefit of" the Partnership. The suit seeks rescission of the sale of the Alexandria, Virginia cable television system (the "Alexandria System") by the Partnership to Intercable, which sale was completed on November 2, 1992. It also seeks a constructive trust on the profits derived from the operation of the Alexandria System since the date of the sale, and seeks an accounting and other equitable relief. The plaintiffs also allege that the $1,830,850 commission paid to Jones Group by the Partnership in connection with such sale was improper, and ask the Court to order that such commission be repaid to the Partnership. Under the terms of the partnership agreement of the Partnership, Intercable has the right to acquire cable television systems from the Partnership at a purchase price equal to the average of three independent appraisals of the cable television system to be acquired. The plaintiffs claim that the appraisals obtained in connection with the sale of the Alexandria System were improperly obtained, were not made by qualified appraisers and were otherwise improper. The purchase price paid by Intercable upon such sale was approximately $73,200,000. Intercable believes both that the appraisals were properly obtained and that the brokerage commission was properly paid to Jones Group in accordance with the express terms of the partnership agreement. Intercable further believes that its defenses are meritorious and it intends to vigorously defend the litigation. Intercable and Jones Group have filed motions to dismiss this claim.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



             We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in JONES SPACELINK, LTD.'S (a Colorado corporation) Form 10-K. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of Spacelink's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN & CO.


Denver, Colorado,
  August 29, 1994.

                             JONES SPACELINK, LTD.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                          AS OF MAY 31, 1994 AND 1993


- - -------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS                                                                         1994           1993
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In Thousands)
                                                                ASSETS
                                                                ------
CASH AND CASH EQUIVALENTS                                                                          $   653        $   217

RECEIVABLES:
  Trade                                                                                              3,274          1,751
  Affiliated entities                                                                                5,257          4,231

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment at cost, net of accumulated depreciation
    of $17,673,000 and $13,654,000 in 1994 and 1993, respectively                                   30,589         30,229
  Franchise costs, net of accumulated amortization of $17,469,000 and
    $13,832,000 in 1994 and 1993, respectively                                                      19,157         22,484
  Subscriber lists, net of accumulated amortization of $4,584,000 and
    $3,665,000 in 1994 and 1993, respectively                                                        3,139          4,058
  Costs in excess of interests in net assets purchased, net of accumulated
    amortization of $592,000 and $484,000 in 1994 and 1993, respectively                             4,219          3,630
  Noncompete agreements, net of accumulated amortization of $341,000
    and $1,099,000 in 1994 and 1993, respectively                                                      154            265
  Investment in cable television limited partnerships and corporate stock                            4,371          4,356
                                                                                                   -------        -------

         Total investment in cable television properties                                            61,629         65,022
                                                                                                   -------        -------

INVESTMENT IN JONES INTERCABLE, INC., net                                                           15,718         11,898

DEFERRED TAX ASSETS                                                                                  3,403          2,122

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                                          4,431          1,873
                                                                                                   -------        -------

         Total Assets                                                                              $94,365        $87,114
                                                                                                   =======        =======


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 ------------------------------------

LIABILITIES:
  Accounts payable, accrued liabilities and subscriber prepayments and deposits                    $11,578        $ 7,649
  Credit facility and other debt                                                                    74,886         69,265
                                                                                                   -------        -------

         Total Liabilities                                                                          86,464         76,914
                                                                                                   -------        -------

DEFERRED REVENUE AND INCOME                                                                          3,053          2,718

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                                        216            494

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 220,000,000 shares authorized at May 31, 1994 and 1993, respectively; 77,632,700 and 77,572,700 shares
    issued and outstanding at May 31, 1994 and 1993, respectively                                      776            776
  Class B Common Stock, $.01 par value, 415,000 shares issued and outstanding                            4              4
  Additional paid-in capital                                                                        50,569         44,728
  Accumulated deficit                                                                              (46,717)       (38,520)
                                                                                                   -------        -------

         Total Shareholders' Equity                                                                  4,632          6,988
                                                                                                   -------        -------

         Total Liabilities and Shareholders' Equity                                                $94,365        $87,114
                                                                                                   =======        =======


                  The accompanying note to condensed financial
               information is an integral part of this schedule.

                             JONES SPACELINK, LTD.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


- - -------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF INCOME                                                1994            1993             1992
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)
REVENUES:
Subscriber service fees                                                       $   20,921        $ 20,273        $  18,295
  Encryption sales and manufacturing services                                      6,430           4,048            3,680
  Radio programming services                                                       2,726           2,917            2,156
  Brokerage fees                                                                     345           3,585            1,693
  Management fees                                                                  2,075           2,036            1,594
  Other                                                                            1,627             623           -
                                                                              ----------        --------        ---------

                 Total Revenues                                                   34,124          33,482           27,418

COSTS AND EXPENSES:
  Operating expenses                                                             (21,676)        (18,232)         (13,967)
  Selling, operating, general and administrative expenses                         (4,961)         (3,717)          (4,707)
  Depreciation and amortization                                                   (9,746)         (8,845)          (8,183)
                                                                              ----------        --------        ---------

                 Operating Income (Loss)                                          (2,259)          2,688              561

OTHER INCOME (EXPENSE):
  Equity in net income (loss) of Jones
    Intercable, Inc.                                                              (3,986)        (12,329)          11,810
  Interest expense, net                                                           (4,260)         (3,579)          (4,837)
  Interest income                                                                    163             261              501
  Other income (expense), net                                                     (1,881)         (2,292)           1,162
                                                                              ----------        --------        ---------

                 Income (Loss) Before Income Taxes and Minority Interests
                   and Accounting Change                                         (12,223)        (15,251)           9,197

INCOME TAX BENEFIT (PROVISION)                                                     1,472           2,156             (165)
                                                                              ----------        --------        ---------

                 Income (Loss) Before Minority Interests
                   and Accounting Change                                         (10,751)        (13,095)           9,032

MINORITY INTERESTS IN NET (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARIES                                                          342              (2)             (92)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD:
  Change in method of accounting for income taxes                                  -                (315)          -
                                                                              ----------        --------        ---------

                 Net Income (Loss)                                            $  (10,409)       $(13,412)       $   8,940
                                                                              ==========        ========        =========


                  The accompanying note to condensed financial
               information is an integral part of this schedule.

                             JONES SPACELINK, LTD.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


- - -------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF CASH FLOWS                                             1994           1993             1992
- - -------------------------------------------------------------------------------------------------------------------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(10,409)       $(13,412)        $  8,940
  Adjustments to reconcile net income (loss)  to net cash provided by operating activities:
      Equity in net (income) loss of Jones Intercable, Inc.                        3,986          12,329          (11,810)
      Minority interests in net income (loss) of consolidated subsidiaries          (342)              2               92
      Cumulative effect of change in method of accounting for income taxes         -                 315           -
      Deferred income tax benefit                                                 (1,281)         (1,867)          -
      Depreciation and amortization                                                9,746           8,845            8,183
      Recognition of deferred revenue and income                                     335            (849)            (431)
      Decrease (increase) in trade receivables                                    (1,523)             76           (1,024)
      Decrease in other receivables, prepaid expenses and other assets            (2,395)            717            1,651
      Increase (decrease) in accounts payable, accrued liabilities and
        subscriber prepayments and deposits                                        3,802           1,970            1,782
                                                                                --------        --------         --------
                 Net cash provided by operating activities                         1,919           8,126            7,383
                                                                                --------        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                 (5,332)        (11,741)          (2,227)
  Dividends received from Superaudio                                                 250          -                -
  Purchases of fax encryption assets                                               -                (393)          -
  Sales of cable television systems held for resale to managed partnerships        -              -                28,467
  Investment in cable television systems held for resale to managed partnerships   -              -               (26,923)
  Other, net                                                                         (66)            104             (283)
                                                                                --------        --------         --------

                 Net cash used in investing activities                            (5,148)        (12,030)            (966)
                                                                                --------        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                                           (125)           (288)         (34,839)
  Proceeds from borrowings                                                         5,031           4,472           30,529
  Advances to Mind Extension University, Inc.                                      -               2,000           (2,000)
  Payment of dividends to Jones International Ltd. by The Jones Group, Ltd.        -              -                  (174)
  Credit agreement origination fees                                                  (47)         (1,185)          -
  Other, net                                                                      (1,194)         (1,418)              90
                                                                                --------        --------         --------

                 Net cash provided by (used in) financing activities               3,665           3,581           (6,394)
                                                                                --------        --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     436            (323)              23

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                      217             540              517
                                                                                --------        --------         --------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                       $    653        $    217         $    540
                                                                                ========        ========         ========


                  The accompanying note to condensed financial
               information is an integral part of this schedule.

                             JONES SPACELINK, LTD.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                    NOTE TO CONDENSED FINANCIAL INFORMATION


(1) The accompanying condensed financial information reflects the consolidation of Jones Spacelink, Ltd. ("Spacelink") and all of its subsidiaries except Jones Intercable, Inc. ("Intercable"), which as a result of the terms of certain loan agreements has restrictions as to the use of its net assets by Spacelink. See Note 1 to the consolidated financial statements included in the form 10-K for further information with respect to these restrictions.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


Column A                                    Column B        Column C        Column D         Column E          Column F
                                           Balance at                                                        Balance  at
                                          Beginning of     Additions        Sales and         Other             End of
Classification                               Period         at Cost        Retirements        Changes           Period
- - --------------                            ------------     ---------       -----------       --------        -----------
                                                                          (In Thousands)
Year Ended May 31, 1994
- - -----------------------

Distribution systems                      $226,296         $16,722         $   (415)         $ 5,662         $ 248,265
Buildings                                    6,374           3,246             -                 167             9,787
Land                                         3,515              12             -                  30             3,557
Equipment and tools                          9,954           1,709               (8)             222            11,877
Premium service equipment                   25,412           2,207              (59)             206            27,766
Earth receive stations                       3,646             532               (2)             272             4,448
Vehicles                                     1,697             215             (111)              90             1,891
Leasehold improvements and office
  furniture and equipment                   15,294           1,377             (204)             105            16,572
Construction work in progress and other     13,909           3,130             (559)            -               16,480
                                          --------         -------         --------          -------         ---------

                                          $306,097         $29,150         $ (1,358)         $ 6,754 (4)     $ 340,643
                                          ========         =======         ========          =======         =========

Year Ended May 31, 1993
- - -----------------------

Distribution systems                      $211,983         $18,469         $(14,899)         $10,743         $ 226,296
Buildings                                    4,402           2,396             (433)               9             6,374
Land                                         2,920             384              (37)             248             3,515
Equipment and tools                          7,324           2,369             (271)             532             9,954
Premium service equipment                   21,485           2,290           (1,360)           2,997            25,412
Earth receive stations                       5,344             149           (1,929)              82             3,646
Vehicles                                     1,512             220             (230)             195             1,697
Leasehold improvements and office
  furniture and equipment                   11,591           2,030             (275)           1,948            15,294
Construction work in progress and other     11,581           1,672             (402)           1,058            13,909
                                          --------         -------         --------          -------         ---------

                                          $278,142         $29,979         $(19,836)(2)      $17,812 (3)     $ 306,097
                                          ========         =======         ========          =======         =========

Year Ended May 31, 1992
- - -----------------------

Distribution systems                      $199,617         $17,309         $     (3)         $(4,940)        $ 211,983
Buildings                                    4,326             367           -                  (291)            4,402
Land                                         2,931              13           -                   (24)            2,920
Equipment and tools                          6,760             776              (74)            (138)            7,324
Premium service equipment                   20,395           1,357              (29)            (238)           21,485
Earth receive stations                       5,216             207              (54)             (25)            5,344
Vehicles                                     1,344             236               (8)             (60)            1,512
Leasehold improvements and office
  furniture and equipment                   10,488           1,296           -                  (193)           11,591
Construction work in progress and other     15,302          (2,266)          -                (1,455)           11,581
                                          --------         -------         --------          -------         ---------

                                          $266,379         $19,295         $   (168)         $(7,364)(1)     $ 278,142
                                          ========         =======         ========          =======         =========

(1) Amounts represent primarily the sale of the Onalaska, Wisconsin system by Intercable in December 1991.

(2) Amounts primarily represent the sale of the cable television systems serving a portion of San Diego and Riverside, California by Intercable in fiscal 1993.

(3) Amounts primarily represent the purchase of the cable television system serving the areas in and around Alexandria, Virginia during fiscal 1993.

(4) Amounts primarily represent the purchase of the cable television system serving the areas in and around North Augusta, South Carolina during fiscal 1994.

        See the accompanying notes to consolidated financial statements.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

              SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992

Column A                                    Column B        Column C        Column D         Column E         Column F
                                           Balance at                                                         Balance  at
                                          Beginning of     Additions        Sales and         Other            End of
Classification                               Period         at Cost        Retirements        Changes          Period
- - --------------                            ------------     ---------       -----------       --------        -----------
                                                                           (In Thousands)
Year Ended May 31, 1994
- - -----------------------

Distribution system                       $ 70,613         $16,047          $    (5)         $ 1,977          $ 88,632
Buildings                                      956             388            -                   10             1,354
Equipment and tools                          5,010           1,593               (2)              16             6,617
Premium service equipment                   14,945           3,563              (59)           -                18,449
Earth receive stations                       1,644             286            -                -                 1,930
Vehicles                                     1,247             292              (97)           -                 1,442
Leasehold improvements and office
  furniture and equipment                    8,183           2,065             (159)               4            10,093
Other                                        8,557           2,216             (352)             (30)           10,391
                                          --------         -------          -------             ----          --------

                                          $111,155         $26,450          $  (674)         $ 1,977          $138,908
                                          ========         =======          =======          =======          ========

Year Ended May 31, 1993
- - -----------------------

Distribution system                       $ 57,016         $16,448          $(3,315)         $   464          $ 70,613
Buildings                                      749             249              (42)          -                    956
Equipment and tools                          3,599           1,526             (187)              72             5,010
Premium service equipment                   11,719           4,138             (912)          -                 14,945
Earth receive stations                       1,682             427             (468)               3             1,644
Vehicles                                     1,056             272              (81)          -                  1,247
Leasehold improvements and office
  furniture and equipment                    6,462           1,863             (160)              18             8,183
Other                                        6,375           1,970             (245)             457             8,557
                                          --------         -------          -------          -------          --------

                                          $ 88,658         $26,893          $(5,410)(2)      $ 1,014          $111,155
                                          ========         =======          =======          =======          ========

Year Ended May 31, 1992
- - -----------------------

Distribution system                       $ 42,714         $14,517          $(1,389)         $ 1,174           $57,016
Buildings                                      567             230              (48)          -                    749
Equipment and tools                          2,518             989             (161)             253             3,599
Premium service equipment                    8,489           3,853             (180)            (443)           11,719
Earth receive stations                       1,281             474              (73)          -                  1,682
Vehicles                                       916             206              (53)             (13)            1,056
Leasehold improvements and office
  furniture and equipment                    4,855           1,652              (38)              (7)            6,462
Other                                        4,377           2,867             (864)              (5)            6,375
                                          --------         -------          -------          -------          --------

                                          $ 65,717         $24,788          $(2,806)(1)      $   959          $ 88,658
                                          ========         =======          =======          =======          ========

(1) Amounts represent primarily the sale of the Onalaska, Wisconsin system by Intercable in December 1991.

(2) Amounts represent primarily the sale of the cable television systems serving a portion of San Diego and Riverside, California System by Intercable in fiscal 1993.

       See the accompanying notes to consolidated financial statements.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992

      COLUMN A                      COLUMN B            COLUMN C           COLUMN D          COLUMN E

                                   BALANCE AT          CHARGED TO                           BALANCE AT
                                   BEGINNING           COSTS AND          DEDUCTIONS -       END OF
                                   OF PERIOD           EXPENSES           WRITE-OFFS         PERIOD
                                   ----------          ----------         ------------      ----------
Year Ended May 31, 1994
- - -----------------------

Allowance for doubtful
  accounts                         $ 576,000           1,526,000          (1,410,000)       $ 692,000


Year Ended May 31, 1993
- - -----------------------

Allowance for doubtful
  accounts                         $ 536,000           1,149,000          (1,109,000)       $ 576,000


Year Ended May 31, 1992
- - -----------------------

Allowance for doubtful
  accounts                         $ 526,000             876,000            (867,000)       $ 535,000

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


Column A                                      Column B       Column C        Column D           Column E          Column F
                                                                             Maximum             Average          Weighted
Category of                                                  Weighted         Amount             Amount            Average
Aggregate                                    Balance at       Average       Outstanding        Outstanding      Interest Rate
Short-Term                                     End of        Interest       During the         During the        During the
Borrowings                                     Period          Rate           Period             Period           Period  *
- - ----------                                 --------------   ----------     --------------     --------------   --------------
Year Ended May 31, 1994
- - -----------------------

Amounts payable to banks
  for borrowings

    Intercable                             $63,000,000    6.31%            $ 126,500,000      $72,083,000            5.55%

    Spacelink                              $74,000,000    6.64%            $  74,000,000      $71,500,000            5.74%




Year Ended May 31, 1993
- - -----------------------

Amounts payable to banks
  for borrowings

    Intercable                             $46,000,000    5.37%            $  64,000,000      $29,700,000            6.21%

    Spacelink                              $69,000,000    5.61%            $  69,000,000      $66,850,000            5.09%




Year Ended May 31, 1992
- - -----------------------

Amounts payable to banks
  for borrowings

    Intercable                             $66,000,000    6.61%            $ 103,300,000      $68,650,000            7.20%

    Spacelink                              $64,700,000    5.94%            $  68,650,000      $66,675,000            6.81%




*Computed by compiling the monthly weighted average interest rates during the year.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

          SCHEDULE X -    SUPPLEMENTARY INCOME STATEMENT INFORMATION

                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992


                                                                                                          Amounts
                                                                                                   Charged To Operating,
                                                                                                        General And
                                                                                                  Administrative Expenses
                                                                                                  -----------------------
                                                                                                       (In Thousands)
Year Ended May 31, 1994
- - -----------------------

Maintenance and Repairs                                                                                  $ 1,564
Depreciation of Property, Plant and Equipment                                                             26,450
Taxes, other than Payroll and Income Taxes                                                                 2,131
Advertising Costs                                                                                          2,766

Year Ended May 31, 1993

Maintenance and Repairs                                                                                  $ 1,317
Depreciation of Property, Plant and Equipment                                                             26,893
Taxes, other than Payroll and Income Taxes                                                                 2,050
Advertising Costs                                                                                          2,499

Year Ended May 31, 1992

Maintenance and Repairs                                                                                  $ 1,207
Depreciation of Property, Plant and Equipment                                                             24,788
Taxes, other than Payroll and Income Taxes                                                                 1,871
Advertising Costs                                                                                          1,831

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the directors and executive officers of Spacelink is set forth below.

             Name                                        Age              Positions with Spacelink
             ----                                        ---              ------------------------
             Glenn R. Jones                              64               Chairman of the Board and Chief Executive
                                                                          Officer
             Gregory J. Liptak                           54               President and Director
             Ruth E. Warren                              43               Vice President/Operations
             Elizabeth M. Steele                         42               Vice President and Secretary
             Jay B. Lewis                                36               Treasurer
             John C. Amman                               59               Director
             Timothy J. Burke                            43               Director
             Richard Henderson                           65               Director
             Carl E. Vogel                               36               Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors of Spacelink since its inception in March 1980, and he currently also serves as Chief Executive Officer. Mr. Jones also serves as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a subsidiary of Spacelink. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Spacelink and of certain other affiliates of Spacelink including Jones International Securities, Ltd., The Jones Group, Ltd., Jones Programming Services, Inc., Jones Properties, Inc., Jones 21st Century, Inc., The Mind Extension University, Inc. and Jones Galactic Radio, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in

1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. Gregory J. Liptak was elected President in December 1989. He had served as Group Vice President/Operations of Spacelink since June 1988. He joined Jones Intercable, Inc. in March 1985 as Group Vice President/Operations and served as its President from April 1988 to December 1989. Mr. Liptak is also President and a director of Mind Extension University, Inc. and Jones Infomercial Networks, Inc., which are owned or controlled by International.

         Ms. Ruth E. Warren was appointed Vice President/Operations of Spacelink in June 1988 and Group Vice President in September 1990. She joined Jones Intercable, Inc. in August 1980 and served in various operational capacities, including system manager and Fund Vice President and was elected Group Vice President/Operations in September 1990.

         Ms. Elizabeth M. Steele was appointed Secretary of Spacelink in August 1987 and Vice President in September 1989. From August 1980 until August 1987, Ms. Steele was an associate and then a partner at the Denver law firm of Davis Graham & Stubbs, which serves as counsel to Spacelink.

         Mr. Jay B. Lewis joined Spacelink in February 1986 as Assistant Controller, was promoted in June 1987 to Controller and was promoted in June 1994 to Treasurer. From 1980 to 1983, he was employed by Arthur Young & Co., certified public accountants.

         Mr. John C. Amman is a private investor and business consultant. Mr. Amman is President of BCA Corporation, a closely held company engaged in consulting services and serves as an officer or director of several other closely held business entities. He was Vice-Chairman of the Board of Directors and a member of the Executive Committee of Wyoming National Bancorporation, a publicly held bank holding company, until it was acquired by a regional U.S. bank holding company in February 1991. Mr. Amman is a certified public accountant (not presently in public practice) and was with Arthur Andersen & Co. from 1961 until he retired in 1985, during which time he was the Managing Partner of that firm's Salt Lake City office (1975-1977) and the Managing Partner of its Denver office (1977-1985). Mr. Amman has served on the boards of a number of professional, civic and community organizations and currently is a member of the Board and the Executive Committee of the University of Colorado Foundation and the Advisory Board of the Summit Foundation.

         Mr. Timothy J. Burke was elected a director of Spacelink in November 1986. Mr. Burke is also an officer of Jones Intercable, Inc., a subsidiary of Spacelink. He joined Jones Intercable, Inc. in August 1982 as Corporate Tax Manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

         Mr. Richard Henderson was elected a director of Spacelink in June 1990 and is a member of the Audit and Compensation Committee of the Board of Directors. Mr. Henderson is the President, Chief Executive Officer and a director of HSC, Inc., a real estate development company and is President and Director of the subsidiaries of HSC, Inc. Prior to its merger into a wholly owned subsidiary of Spacelink in October 1988, Mr. Henderson was President, Chief Executive Officer and a director of The Realty Investment Company and President and a Director of Comtec, Inc., a subsidiary thereof that owned, operated and managed cable television systems in Hawaii. Mr. Henderson serves as a Director and Chairman of the Board of the Executive Committee of Hawaiian Electric Industries, Inc., a New York Stock Exchange Company, and certain of its subsidiaries. Mr. Henderson was chairman of the board of Ocean Farms of Hawaii, Inc., an aqua culture company that filed a petition in June 1992 for voluntary bankruptcy under Chapter 7 of the Federal bankruptcy laws. The assets of Ocean Farms of Hawaii, Inc. in the bankruptcy proceedings were abandoned to the secured creditor, and the Trustee was discharged. HSC, Inc. owned an approximate 1% interest in Ocean Farms of Hawaii, Inc.

         Mr. Carl E. Vogel was elected a Director of Spacelink in September 1987. Until April 1994, Mr. Vogel served as the Group Vice President of Spacelink and International and as an officer of Intercable and certain of its affiliates. In April 1994, Mr. Vogel joined Ecosphere Communications Corporation as the Chief Operating Officer.


                        ITEM 11.  EXECUTIVE COMPENSATION

Compensation Summary

         The following table sets forth certain information relating to the compensation during the past three fiscal years of those persons who were, at May 31, 1994, the Chief Executive Officer and the only other executive officer of Spacelink whose total annual salary and bonus exceeded $100,000.

                                                                                                      LONG-TERM
                                                    ANNUAL COMPENSATION                         COMPENSATION AWARDS
                                                    -------------------                         --------------------
        NAME AND                                                                                              ALL OTHER
   PRINCIPAL POSITION        YEAR              SALARY                   BONUS             OPTIONS(1)         COMPENSATION
   ------------------        ----              ------                   -----             ----------         ------------
Glenn R. Jones                1994         $734,434  (2)(3)         $262,500  (1)(3)         136,514             $-0-  (3)
Chairman of the Board         1993          580,203  (2)(3)          500,000  (1)(3)             -0-              -0-  (3)
and Chief Executive           1992          360,014  (2)(3)              -0-  (1)(3)             -0-              -0-  (3)
Officer

Gregory J. Liptak             1994         $206,708  (2)             $63,750  (2)            100,000          $26,437  (4)
President                     1993          206,708  (2)              40,000  (2)            160,000           11,970  (4)
                              1992          198,758  (2)              42,500  (2)                -0-              480  (4)

(1) Represents shares of Class A Common Stock underlying the options granted.

(2)      Net of amounts allocated to and paid by affiliates of Spacelink.

(3) As Chairman of the Board and Chief Executive Officer of Jones Intercable, Inc., Mr. Jones also received from Intercable $1,160,420, $1,284,651 and $820,020 in salary and bonus and $136,226, $13,540 and
         $480 representing contributions by Intercable during the fiscal years ended May 31, 1994, 1993 and 1992 under Intercable's 401(k) profit sharing plan or deferred compensation plan.

(4) Spacelink employees are entitled to participate in a 401(k) profit sharing plan. As of January 1993, certain senior employees of Spacelink are eligible to participate in a deferred compensation plan, as an alternative to participation in the 401(k) profit sharing plan. The amounts shown in the column reflect Spacelink's contributions pursuant to these plans for the benefit of the named person's account.

         The following table sets forth information with respect to grants of stock options during fiscal 1994 for the Executive Officers named in the Summary Compensation Table.


                                                                                POTENTIAL REALIZABLE
                                                                               VALUE AT ASSUMED ANNUAL
                                                                                RATES OF STOCK PRICE
                                                                               APPRECIATION FOR OPTION
                              INDIVIDUAL GRANTS                                        TERM
- - ----------------------------------------------------------------------------   -----------------------
                                     % OF TOTAL
                                       OPTIONS
                                     GRANTED TO
                                    ALL EMPLOYEES    EXERCISE
                       OPTIONS        IN FISCAL        PRICE      EXPIRATION
       NAME          GRANTED(1)         YEAR         ($/SHARE)       DATE       5% ANNUAL     10% ANNUAL
       ----          ----------         ----         ---------       ----       ---------     ----------
Glenn R. Jones        136,514            11%          $ 1.02      11/10/2003    $87,570        $221,920

Gregory J. Liptak     100,000             8%          $ 1.02      11/10/2003    $64,147        $162,562


(1) Represents the number of shares of Spacelink's Class A Common Stock underlying the options granted.

(2) The dollar amounts shown under these columns are the result of calculations at 0%, 5% and 10% compound growth rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of Spacelink's stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.

Compensation of Directors

         Directors of Spacelink who are not full-time employees of Spacelink or any of its affiliates receive $2,000 per fiscal quarter for their services as directors. No additional compensation for director service is paid to directors who are full-time employees of Spacelink or any of its affiliates. During the fiscal year ended May 31, 1994, Messrs. Amman and Henderson, directors of Spacelink who are not employees, each were compensated $30,000 in connection with special committee work for the Board of Directors involving the proposed acquisition of Spacelink by Intercable.

Compensation Committee Interlocks and Insider Participation

         Spacelink has an Audit and Compensation Committee. However, neither this committee nor any other board committee has been involved in determining the compensation of any executive officers of Spacelink. During fiscal year 1994, Mr. Glenn R. Jones, with the assistance of Messrs. Raymond L. Vigil and Patrick J. Lombardi, participated in deliberations concerning executive compensation matters regarding Spacelink and its subsidiaries. Glenn R. Jones, Gregory J. Liptak, Ruth E. Warren, Elizabeth M. Steele and Timothy J. Burke, all executive officers of Spacelink, serve as directors of certain of Spacelink's affiliates. As individuals, these executive officers had no transactions with Spacelink or its affiliates. The various transactions between Spacelink and its affiliates are described in Item 13 below.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

         The following table sets forth certain information as of August 15, 1994, regarding ownership of Spacelink's Class A Common Stock and Class B Common Stock by persons (including any group) known to Spacelink to be beneficial owners of more than 5% of either class of stock, the individual directors of Spacelink, each of the executive officers named in the Summary Compensation Table and the executive officers and directors of Spacelink as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.

                                                                AMOUNT AND NATURE
     NAME AND ADDRESS OF                                          OF BENEFICIAL
     BENEFICIAL OWNER(1)              TITLE OF CLASS               OWNERSHIP(2)             PERCENT OF CLASS
     -------------------              --------------               ------------             ----------------
Jones International, Ltd.                Class B                      415,000  (3)                100.0    (3)
9697 East Mineral Avenue               Common Stock
Englewood, CO  80112

                                         Class A                   61,224,431  (4)                78.83    (4)
                                       Common Stock

Glenn R. Jones                           Class B                      415,000  (3)                100.0    (3)
9697 East Mineral Avenue               Common Stock
Englewood, CO  80112

                                         Class A                   66,476,148  (4)(5)             85.05    (4)(5)
                                       Common Stock

Gregory J. Liptak                        Class A                      160,999  (6)                  .21    (6)
9697 East Mineral Avenue               Common Stock
Englewood, CO  80112

Richard Henderson                        Class A                    1,633,478  (7)                 2.10    (7)
345 Kekuanaoa Street                   Common Stock
Hilo, HA  96720

Carl E. Vogel                            Class A                       50,000                       .06
9697 East Mineral Avenue               Common Stock
Englewood, CO  80112

All executive officers and               Class B                      415,000  (3)                100.0    (3)
directors as a group (9                Common Stock
persons)

                                         Class A                   68,330,625  (8)                87.23    (8)
                                       Common Stock

(1) Directors and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of Spacelink's shares. Shares shown as subject to options means that such options are exercisable immediately.

(2) Unless otherwise noted, all persons indicated in the table have full voting and investment power with respect to the share ownership described.

(3) These shares are held of record by International. Mr. Glenn R. Jones, Chairman of the Board of Directors and Chief Executive Officer of Spacelink, through his ownership of all of the outstanding shares of International, is deemed to be the beneficial owner of all of the shares of Spacelink owned by International.

(4) Includes 56,622,151 shares held of record by International, 2,811,752 shares held of record by Jones Entertainment Group, Ltd., a wholly owned subsidiary of Jones 21st Century, Inc., a company owned by International, Mr. Jones and members of Mr. Jones' family, 1,000,000 shares held of record by Jones Space Segment, Inc., a company owned by International and Mr. Jones and 772,528 shares owned by Jones Global Group, Inc., a company owned by International and Intercable and 18,000 shares held of record by Jones Interdigital, Inc., a wholly owned subsidiary of International.

(5) Includes 56,622,151 shares held of record by International, 2,811,752 shares held of record by Jones Entertainment Group, Ltd., a wholly owned subsidiary of Jones 21st Century, Inc., a company owned by International, Mr. Jones and members of Mr. Jones' family, 1,000,000 shares held of record by Jones Space Segment, Inc., a company owned by International and Mr. Jones and 772,528 shares owned by Jones Global Group, Inc., a company owned by International and Intercable, 18,000 shares held of record by Jones Interdigital, Inc., a wholly owned subsidiary of International, and 4,751,717 shares held of record by Mr. Jones directly. This also includes 500,000 shares subject to a stock option held by Mr. Jones.

(6)      Includes 119,999 shares pursuant to a stock option held by Mr. Liptak.

(7) Includes 647,563 shares held of record by Mr. Henderson's wife. Mr. Henderson disclaims the beneficial ownership of any securities owned by his wife.

(8) Includes 669,999 shares pursuant to stock options held by various executive officers and directors.

         The following table sets forth certain information as of August 15, 1994, regarding ownership of Intercable's Class A Common Stock and Common Stock by the individual directors of Spacelink, each of the executive officers named in the Summary Compensation Table and all executive officers and directors of Spacelink as a group.

                                                                AMOUNT AND NATURE
     NAME AND ADDRESS OF                                          OF BENEFICIAL
     BENEFICIAL OWNER(1)              TITLE OF CLASS               OWNERSHIP(2)             PERCENT OF CLASS
     -------------------              --------------               ------------             ----------------
Glenn R. Jones                         Common Stock                 3,287,009   (3)               64.29      (3)
9697 East Mineral Avenue
Englewood, CO  80112

                                         Class A                      105,000   (4)                .70       (4)
                                       Common Stock

Gregory J. Liptak                        Class A                       85,600   (5)                .69       (5)
9697 East Mineral Avenue               Common Stock
Englewood, CO  80112

All executive officers and             Common Stock                 3,287,009   (6)              64.29       (6)
directors as a group (9
persons)

                                         Class A                      195,100   (7)               1.30       (7)
                                       Common Stock


(1) Directors and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of Spacelink's shares. Shares shown as subject to options means that such options are exercisable immediately.

(2) Unless otherwise noted, all persons indicated in the table have full voting and investment power with respect to the share ownership described.

(3) Includes 2,859,240 shares held of record by Spacelink, 202,769 shares held of record by International, 25,000 shares held of record by Mr. Jones directly and 200,000 shares subject to a stock option held by Mr. Jones.

(4)      Represents shares pursuant to a stock option held by Mr. Jones.

(5)      Includes 50,000 shares pursuant to a stock option held by Mr. Liptak.

(6)      Includes 200,000 shares pursuant to a stock option held by Mr. Jones.

(7) Includes 155,000 shares pursuant to stock options held by various executive officers and directors.


                         ITEM 13.  CERTAIN TRANSACTIONS

         Set forth below is a description of Spacelink's transactions with Jones International, Ltd., certain of its subsidiaries and certain affiliates of Spacelink during the fiscal year ended May 31, 1994. While Spacelink believes that these transactions generally are as favorable as could have been obtained from unaffiliated third parties, in most instances no third party bids or appraisals were obtained and certain of the transactions are by their nature unique to the companies involved. In some instances the amounts of transactions have been rounded to the nearest thousand. Certain of the transactions described below are expected to continue during the current fiscal year.

JONES INTERNATIONAL, LTD.

         International and certain of its subsidiaries provide various services to Spacelink, Intercable and their managed limited partnerships, including, without limitation, information and data processing services, office space, programming services and services associated with the marketing of limited partnership interests, as described below. The costs of these services are charged to Spacelink and Intercable, and Spacelink and Intercable reimburse International accordingly. In certain cases, a portion of these expenses are reallocated to the limited partnerships managed by Spacelink and Intercable pursuant to the terms of the limited partnership agreements of such limited partnerships. Any unpaid amounts at month-end accrue interest at rates that approximate the lender's average borrowing rates. For the fiscal year ended

May 31, 1994, interest on amounts owed to Spacelink by International was $112,000.

         During the fiscal year ended May 31, 1994, Intercable carried accounts receivable from International totaling $2,000,000. Interest on such receivables is charged at Intercable's average cost of borrowing plus 2%.

         Also, certain operating, general and administrative expenses (principally salaries, which are allocated based on actual time spent by International employees with respect to Spacelink and Intercable) incurred by International and its various subsidiaries are allocated to Spacelink and its consolidated subsidiaries, including Intercable. During fiscal year ended May 31, 1994, International allocated Spacelink and Intercable $62,000 and $64,000, respectively, for such expenses.

JONES EARTH SEGMENT, INC.

         Spacelink owns an 81% interest in Jones Earth Segment, Inc. ("Earth Segment"), with the remaining 19% owned by Glenn R. Jones. Earth Segment purchased four acres of land in the Inverness Business Park area of Englewood, Colorado and completed the construction of a ground-to-satellite ("uplink") facility in June 1993. The uplink facility permits the satellite transmission of programming originated by ME/U and Spacelink's affiliated audio programming companies. Earth Segment owns an FCC license for the operation of an uplink facility. During fiscal 1994, ME/U and Jones Infomercial paid Earth Segment $521,000 and $35,000, respectively, for use of the uplink facility.

JONES INFOMERCIAL NETWORKS, INC.

         Jones Infomercial Networks, Inc. ("Jones Infomercial"), doing business as Product Information Network, Inc., provides advertising time for third parties on certain Spacelink, Intercable and their managed partnership cable television systems, using those systems' ad sales slots. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between Jones Infomercial and the entities owning the cable television systems. Jones Infomercial uses the uplink facility owned by Earth Segment, Inc. for uplinking its advertising to the Space Segment transponder. During fiscal year ended May 31, 1994, Spacelink and its managed partnerships received revenues from Jones Infomercial of $-0- and $12,000, respectively.

JONES INTERACTIVE, INC.

         Jones Interactive, Inc. provides information management and data processing services for all companies affiliated with International, including Spacelink and Intercable. Charges to the various operating companies are based on usage of computer time by each entity. Fees paid by Spacelink and its consolidated subsidiaries, including Intercable, for the fiscal year ended May 31, 1994 totaled approximately $4,754,400, of which $21,000 and $46,000 were paid by Spacelink and its managed partnerships, respectively, and $1,219,000 and $3,468,000 were paid by Intercable and its managed partnerships, respectively.

JONES INTERNATIONAL SECURITIES, LTD.

         Jones International Securities, Ltd. has served as dealer-manager of an offering by Jones United Kingdom Fund, Ltd., the general partner of which is owned 38% by Intercable and the remainder by International. The dealer-manager received commissions totaling $3,237,100 during fiscal year ended May 31, 1994 (10% of the capital contributed by the limited partners), of which $3,013,190 (9% of the capital contributed by the limited partners) was paid to unaffiliated broker-dealers that sold limited partnership interests in this offering. Jones International Securities, Ltd. provides investor support to Intercable and its partnerships. Intercable paid approximately 26% of Jones International Securities, Ltd.'s expenses during fiscal 1994.

JONES PROPERTIES, INC.

         Intercable is a party to a lease with Jones Properties, Inc. under which Intercable has leased a 101,500 square foot office building in Englewood, Colorado in which Intercable's corporate offices are located. The lease, which commenced in 1985, has a 15- year term with three 5-year renewal options. The annual rent is currently $24.00 per square foot, plus operating expenses and will not, by the terms of the lease, exceed such amount during the remainder of the 15-year term. Intercable has subleased approximately 26% of the building to Jones Spacelink, Ltd., Jones International, Ltd. and certain other affiliates on the same terms and conditions of the above-mentioned lease. Payment to Jones Properties, Inc. by Spacelink, Intercable and their managed partnerships, net of subleasing obligations, for the year ended May 31, 1994 was approximately $38,000, $456,000 and $1,316,000.

JONES SPACE SEGMENT, INC.

         In fiscal 1993, Intercable entered into a license agreement with Jones Space Segment, Inc. ("Space Segment"), to use a non-preemptible transponder on a domestic communications satellite that Space Segment currently leases. Spacelink agreed to pay Space Segment $2,400,000 Intercable over a twelve-month period beginning on or about December 15, 1992, the delivery date of the transponder. On November 9, 1993, Intercable extended the term of the license agreement through December 31, 1994 on the same terms and conditions as the previous agreement. Intercable subsequently terminated the 1993 license agreement and entered into a new license agreement with Space Segment. Under the new license agreement, Intercable, Jones Infomercial and Jones Computer Network, Ltd. have a license to use the transponder for their respective purposes in consideration of the payment to Space Segment of $200,000 each month during the term of the Agreement as a license fee. Such fee is payable as follows: (i) Intercable shall pay $200,000 per month for the months of January-March 1994; (ii) Intercable and Jones Infomercial shall each pay $100,000 per month starting with April 1994 and until the launch of Jones Computer Network; (iii) thereafter, Intercable, Jones Infomercial and Jones Computer Network shall each pay $66,667 per month. The launch of Jones Computer Network is expected to occur in September 1994. Intercable recognized $2,300,000 of rental expense during fiscal 1994.

MIND EXTENSION UNIVERSITY, INC.

         Cable television systems owned by Spacelink, Intercable and their managed partnerships receive educational video programming from Mind Extension University, Inc. ("ME/U"), which is controlled by International, for a fee based upon the number of subscribers receiving the programming. Payments to ME/U with respect to programming provided to cable television systems owned by Spacelink, Intercable and their managed partnerships totaled approximately $544,100 in fiscal 1994, of which $22,000 and $38,000 were paid by Spacelink and its managed partnerships, respectively, and $103,400 and $380,700 were paid by Intercable and its managed partnerships, respectively.

         During fiscal 1992 and 1993, Intercable invested $10,000,000 in ME/U for 25% of stock of ME/U, which also received certain advertising avails and administrative and marketing considerations. The number of shares of Class A Common stock of ME/U issued to Intercable was based on the average of two separate independent appraisals of ME/U. In fiscal 1991, Spacelink invested $3,135,000 in ME/U and received that number of issued and outstanding shares of common stock of ME/U then constituting 19% of such shares. In May 1993 and December 1993, the Board of Directors of Intercable approved a $10,000,000 advance and a $5,000,000 advance to ME/U on an as needed basis. Of these advances, one-half will be converted into shares of Class A Common Stock of ME/U at a price per share equal to the value of such shares as established by the next equity investment in ME/U by an unaffiliated party. Any amount not converted into equity will earn interest at Intercable's weighted average cost of borrowing plus two percent. On May 3, 1994, the Board of Directors of Intercable approved an additional $5,000,000 advance to ME/U on an as needed basis. Any amount outstanding will earn interest at Intercable's weighted average cost of borrowing plus two percent. As of May 31, 1994, $758,300 of the $5,000,000 had been advanced, for an aggregate total indebtedness of ME/U to Intercable of $15,758,300, in addition to Intercable's $10,000,000 equity investment.

                                _______________

         In addition to transacting business with International and its subsidiaries, Spacelink, and its managed partnerships have engaged in transactions with other affiliates of Spacelink. Set forth below is a description of such transactions during the fiscal year ended May 31, 1994. Certain of the transactions described below are expected to continue during Spacelink's current fiscal year.

JONES FINANCIAL GROUP, LTD.

         Jones Financial Group, Ltd. ("Jones Financial Group") performs services for Intercable and Spacelink, and certain of their affiliates, as their agent in connection with joint venture and other financing arrangements. If the acquisition by BCI of an approximate 30% equity interest in Intercable closes, Intercable will pay Jones Financial Group a fee of $2,000,000. See
Item 1, Proposed Acquisition by Bell Canada International Inc. of Shares of Intercable's Class A Common Stock. In addition, effective as of the closing of the BCI Agreement, Intercable will enter into a Financial Services Agreement with Jones Financial Group to render financial advisory and related services to Intercable for a fee equal to 90% of the fees that would be charged to Intercable by unaffiliated third parties for the same or comparable purposes.

Intercable will pay Jones Financial Group an annual $1,000,000 retainer as an advance against payments due pursuant to this agreement and will reimburse Jones Financial Group for its reasonable out-of-pocket expenses. The term of the Financial Services Agreement is for eight years. Jones Financial Group and BCI have entered into a separate agreement pursuant to which BCI is entitled to receive one-half of the fees earned by Jones Financial Group under the Financial Services Agreement. During the fiscal year ended May 31, 1994, Intercable paid Jones Financial Group $500,000 of the $1,000,000 annual retainer. The remaining $500,000 was paid in fiscal 1995. Any amounts due to Jones Financial Group by Intercable are applied against the retainer. Intercable paid Jones Financial Group an advisory fee of pound sterling 414,854 (approximately $632,600) in fiscal 1995 for its services to Intercable in connection with Intercable's transfer of all of its interests in its cable/telphony properties in the United Kingdom to Bell Cablemedia. See
Item 1, International Investments by Intercable and its Affiliates.

THE JONES GROUP, LTD.

         The Jones Group, Ltd. ("Jones Group") performs brokerage services for Spacelink, Intercable and their managed partnerships. Jones Group is owned by Spacelink (80%) and Intercable (20%). For brokering the acquisition of cable television properties for Spacelink and its managed partnerships, Jones Group earns fees ranging from 1.5% to 4% of the lower of the purchase price or the appraised value of the properties acquired from unaffiliated entities. In addition, Jones Group generally earns fees ranging from 1.25% to 2.5% of the sale price as compensation for brokering the sale of cable television systems to unaffiliated parties for these entities. No brokerage fees were paid by Spacelink or its managed partnerships during the fiscal year ended May 31, 1994. Brokerage fees paid to Jones Group by Intercable and its managed partnerships during the fiscal year ended May 31, 1994 totaled $680,000, all of which was paid by Intercable.

SUPERAUDIO

         Cable television systems owned by Spacelink, Intercable and their managed partnerships receive stereo audio programming from Superaudio, a joint venture owned 50% by a subsidiary of Jones Galactic Radio, Inc. and 50% by an unrelated party. Payments to Superaudio with respect to programming provided to the cable television systems owned by Spacelink, Intercable and their managed partnerships, totaled approximately $720,000 in fiscal 1994, of which $32,000 and $51,000 was paid by Spacelink and its managed partnerships, respectively, and $152,000 and $485,000 was paid by Intercable and its managed partnerships, respectively.

JONES GLOBAL GROUP, INC.

         Jones Global Group, Inc. ("Global Group") is a corporation owned 62% by Jones International, Ltd. and 38% by Intercable. Jones Cable Group of South Hertfordshire Limited ("Jones South Hertfordshire") has a franchise to construct a cable television system in an area of the United Kingdom known as South Hertfordshire (the "South Herts System"). Jones South Hertfordshire is a United Kingdom corporation originally owned by Jones Cable Group, Ltd. ("Cable Group"), a wholly-owned subsidiary of Global Group, and Jones Global Funds, Inc. ("Global Funds"), another wholly-owned subsidiary of Global Group. In February 1992, Jones United Kingdom Fund, Ltd. ("Jones UK Fund"), a Colorado limited partnership of which Global Funds serves as the general partner, acquired through its nominees, Global Funds and Cable Group, beneficial ownership of all of the shares of Jones South Hertfordshire. Through May 31, 1994, the Company has made advances to fund the development and construction of the South Herts System. Global Group, on behalf of affiliated United Kingdom corporations, has been awarded cable television franchises to construct cable television systems in two others area in the United Kingdom, known as Aylesbury-Chiltern and Leeds. At May 31, 1994, Intercable's net investment in its U.K. properties totaled approximately $50,067,800.

         In July 1994, Intercable and certain of its affiliates sold all of their cable/telephony properties in the United Kingdom. See Item 1, International Investments by Intercable and its Affiliates.

JONES SPANISH HOLDINGS, INC.

         Jones Spanish Holdings, Inc., an affiliate owned 62% by Jones International, Ltd. and 38% by Intercable, through certain of its affiliates, has explored cable television system acquisition, development and operation opportunities in Spain. During fiscal year 1994, Intercable advanced approximately $769,300 in these operations, and as of May 31, 1994, Intercable's aggregate advances in these activities in Spain was approximately $7,684,300. In June 1994, Jones Spanish Holdings, Inc. agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia. See Item 1, International Investments by Intercable and its Affiliates.

OTHER TRANSACTIONS

         Spacelink and its consolidated subsidiaries excluding Intercable were allocated tax provisions (benefits) from International pursuant to a tax allocation agreement with International. In August 1992, the tax allocation agreement with International (the "Tax Sharing Agreement") was amended, giving International the option to either make a payment of the tax benefits due the subsidiary members of the Tax Sharing Agreement or to defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to International or to a Federal or state taxing authority. Any deferred amounts will be due and payable no later than five years from the date the deferred amount originates and such deferred amounts will accrue interest at the prime rate in effect at the time the deferred amount originates. These deferral provisions of the Tax Sharing Agreement also apply to the outstanding amounts due Spacelink from International for tax benefits for the fiscal year ended May 31, 1991 of $826,000. For the fiscal years ended May 31, 1993 and 1992, the tax benefits due Spacelink from International totaled $289,000 and $-0-, respectively. Effective June 1, 1993, International's ownership in Spacelink fell below the 80 percent owhership requirement for inclusion in the Tax Sharing Agreement. Therefore, effective June 1, 1993, Spacelink will file separate Federal and state income tax returns.

         Jones Spacelink of Hawaii, Inc., a subsidiary of Spacelink ("Spacelink of Hawaii"), leases the real property and buildings and other improvements located thereon in Hilo, Hawaii from HSC, Inc. This real property includes space for the office, headend, tower, warehouse, storage and two earth stations used in connection with the Hilo, Hawaii cable television systems owned by Spacelink. Richard Henderson, a director of Spacelink, is the President, Chief Executive Officer, a director and a principal shareholder of HSC, Inc. The lease provides for an annual rental of $58,472 plus pro rata share of taxes, common area maintenance and advertising. The rental may be increased pursuant to an increase in the Consumer Price Index. The lease term is from August 1, 1989 to July 31, 1999 with automatic renewal thereafter from year to year unless either party gives written notice 90 days prior to the end of the initial or any renewal term. During fiscal year 1994, Spacelink of Hawaii paid $119,000 to HSC, Inc. as rental for this property.

         Intercable and BCI have entered into the BCI Agreement providing for an equity investment of 30% by BCI in Intercable. Intercable and Spacelink have entered into the Spacelink Agreement providing for the acquisition by Intercable of substantially all of the assets of Spacelink. If the transactions contemplated by the Spacelink Agreement are not consummated, but the transactions contemplated by the BCI Agreement are consummated, Spacelink will grant to BCI an option to purchase the 2,859,240 shares of Intercable's Common Stock owned by Spacelink pursuant to the terms of an option agreement in consideration of the payment by BCI to Spacelink of a non-refundable deposit of $19.00 a share. The option deposit will not offset amounts payable by BCI upon the exercise of the option. See Item 1, Proposed Acquisition of Spacelink and Proposed Acquisition by Bell Canada International Inc. of Intercable's Class A Common Stock.

                                    PART IV

                                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             ITEM 14.                   AND REPORTS ON FORM 8-K

                                        (a)(1)  FINANCIAL STATEMENTS AND
                                        REPORTS OF INDEPENDENT PUBLIC
                                        ACCOUNTANTS.

                                        See the Index to Financial Statements
                                        for a list of the financial statements
                                        filed as part of this report and Report
                                        of Independent Public Accountants
                                        immediately following the Index.

                                        (a)(2)  FINANCIAL STATEMENT SCHEDULES.

                                        Report of Independent Public
                                        Accountants on Schedules: page 85

                                        Schedule III - Condensed Financial
                                        Information: page 86

                                        Schedule V - Property, Plant and
                                        Equipment for the Years Ended May 31,
                                        1992, 1993 and 1994: page 90

                                        Schedule VI - Accumulated Depreciation
                                        of Property, Plant and Equipment for
                                        the Years Ended May 31, 1992, 1993 and
                                        1994: page 91

                                        Schedule VIII - Valuation and
                                        Qualifying Accounts: page 92

                                        Schedule IX - Short-term Borrowings:
                                        page 93

                                        Schedule X - Supplementary Statements
                                        of Income Information for the Years
                                        Ended May 31, 1992, 1993 and 1994:
                                        page 94

                                        (a)(3)  EXHIBITS.

                                        The following exhibits, which are
                                        numbered in accordance with Item 601 of
                                        Regulation S-K, are filed herewith or,
                                        as noted, incorporated by reference
                                        herein:

             3.1.1 Articles of Incorporation with all amendments through May 31, 1988. (1)

             3.1.2                      Articles of Amendment dated July 11,
                                        1991.  (6)

             3.2                        Amended Bylaws of Registrant dated
                                        March 25, 1985.  (2)

             10.1.1                     Partnership Agreement for Spacelink
                                        Fund 3, Ltd.  (3)

             10.1.2                     Partnership Agreement for Jones
                                        Spacelink Fund 4, Ltd.  (2)

             10.1.3 Partnership Agreement for Jones Spacelink Fund 5, Ltd. as amended. (2)

             10.1.4 Partnership Agreement for Jones Spacelink Income Partners 87-1, L.P. (1)

             10.1.5 Partnership Agreement for Jones Spacelink Income/Growth Fund 1-A, Ltd. (4)

             10.1.6                     Partnership Agreement and Amendment No.
                                        1 to Partnership Agreement for Jones
                                        Growth Partners L.P.  (5)

             10.1.7                     Partnership Agreement for Jones Growth
                                        Partners II L.P.  (6)

             10.2.1 Revolving Credit Agreement dated as of April 13, 1993, among the Registrant and the banks named therein and Royal Bank of Canada and Banque Paribas, as Co-Agents and Mellon Bank, N.A., as Agent. (9)

             10.3.1 Cable television right-of-way and license agreement for Clear Creek County, Colorado. (9)

             10.3.2 Franchise and related documents thereto granting a cable television system franchise for the Town of Empire, Colorado. (9)

             10.3.3 Franchise and related documents thereto granting a cable television system franchise for the Town of Georgetown, Colorado. (9)

             10.3.4 Franchise and related documents thereto granting a cable television system franchise for the City of Idaho Springs, Colorado. (2)`

             10.3.5 Franchise and related documents thereto granting a cable television system franchise for the Municipality of Silver Plume, Colorado. (9)

             10.3.6 Franchise and related documents thereto granting a cable television system franchise for Bay County, Florida. (2)

             10.3.6.1 Consent of Bay County to assignment of cable television system franchise from Cable TV Fund IX-A, Ltd. to Jones Spacelink, Ltd. (9)

             10.3.7 Franchise and related documents thereto granting a cable television system franchise for the City of Panama City Beach, Florida. (2)

             10.3.7.1 Consent of the City of Panama City Beach to assignment of cable television system franchise from Cable TV Fund IX-A, Ltd. to Jones Spacelink, Ltd.
                                        (9)

             10.3.8 Franchise and related documents thereto granting a cable television system franchise for the the District of Hamakua, Hawaii. (1)

             10.3.9 Franchise and related documents thereto granting a cable television system franchise for the Districts of South Hilo and Puna, Hawaii. (1)

             10.3.10 Decision and Order of the Director of Commerce and Consumer Affairs of the State of Hawaii approving the renewal of cable franchise permits for Jones Spacelink of Hawaii, Inc. (9)

             10.3.11 Franchises and related documents thereto granting community antenna television system franchises for the City of Kenosha, the Town of Somers and the Village of Pleasant Prairie, Wisconsin. (7)

             10.3.11.1 Resolution consenting to the transfer of the cable television system franchise for the City of Kenosha, Wisconsin. (9)

             10.3.11.2 Resolution consenting to the transfer of the cable television system franchise for the Village of Pleasant Prairie, Wisconsin. (9)

             10.3.11.3 Resolution consenting to the transfer of the cable television system franchise for the Town of Somers, Wisconsin. (9)

             10.4.1                     1992 Stock Option Plan of Spacelink. (8)

             _________________

             (1) Incorporated by reference from Registrant's Report on
                 Form 10-K for the fiscal year ended May 31, 1988.

             (2) Incorporated by reference from Registrant's Report on
                 Form 10-K for the fiscal year ended May 31, 1987.

             (3) Incorporated by reference from Registrant's Report on
                 Form 10-K for the fiscal year ended May 31, 1986.

             (4) Incorporated by reference from Registration Statement
                 No. 33-18440 and all amendments thereto.

             (5) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended May 31, 1989.

             (6) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended May 31, 1991.

             (7) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended May 31, 1985.

             (8) Incorporated by reference from the Proxy Statement of Registrant for the Special Meeting of Shareholders Held August 20, 1992 (Commission File No. 0-8947).

             (9) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended May 31, 1993.

             (b)  Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        JONES SPACELINK, LTD.


                                        BY: /s/ GLENN R. JONES
                                            Glenn R. Jones
                                            Chairman of the Board and
                                            Chief Executive Officer
Dated:       August 29, 1994

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

    Signatures                                  Title                               Date
    ----------                                  -----                               ----
/s/ Glenn R. Jones                     Chairman of the Board and                August 29, 1994
Glenn R. Jones                         Chief Executive Officer
                                       (Principal Executive Officer)


/s/ Gregory J. Liptak                  President and Directors                  August 29, 1994
Gregory J. Liptak


/s/ Jay B. Lewis                       Controller (Principal Financial          August 29, 1994
Jay B. Lewis                           and Accounting Officer)


/s/ Timothy J. Burke                   Director                                 August 29, 1994
Timothy J. Burke


                                       Director
John C. Amman


                                       Director
Richard Henderson


/s/ Carl E. Vogel                      Director                                 August 29, 1994
Carl E. Vogel