Form 10-K/A
period 1994-05-31
JONES SPACELINK LTD
filed 1994-09-07
CIK 353796

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

                             JONES SPACELINK, LTD.
                             ---------------------
             (Exact name of registrant as specified in its charter)

    Colorado                                              84-0835095
    --------                                              --------------
(State of Organization)                                   (IRS Employer
                                                          Identification No.)

P.O. Box 3309, Englewood, Colorado                        80155-3309
- ----------------------------------                        ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (303) 792-9191
                                                       --------------

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                      Class A Common Stock, $.01 par value

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

         Spacelink owns an 81% interest in Jones Earth Segment, Inc. ("Earth Segment). Earth Segment owns and operates a ground-to- satellite transmission ("uplink") facility, which currently uplinks programming originated by Mind Extension University, Inc., Jones Infomercial Neworks, Inc., Jones Satellite Networks, Inc. and Superaudio. Mr. Jones owns the remaining 19% interest.

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

         In most systems, tier services are also offered on an optional basis to subscribers. Those channels generally include leading- edge programming or high-cost sporting events such as Entertainment and Sports Programming Network
(ESPN), Cable News Network (CNN), Headline News and Turner Network Television
(TNT). Systems also offer a package that includes the basic service channels and the tier services.

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


         The ability of a cable operator to price its services based on these factors was a function of the fact that as of January 1, 1987, rates charged by cable television operators for basic service had been deregulated for approximately 90% of all cable television systems, as a result of the passage of the Cable Act of 1984. In October of 1992, however, Congress enacted the 1992 Cable Act. The 1992 Cable Act allows for a greater degree of regulation of the cable television industry, including rate regulation. Under the 1992 Cable Act's definition of "effective competition," nearly all cable systems in the United States, including those owned by

Intercable, Spacelink and their managed partnerships, are again subject to rate regulation with respect to basic cable services. In addition, the FCC is permitted to regulate rates for non-basic service tiers other than premium services, in response to complaints filed by franchising authorities and/or cable subscribers, The rate regulations adopted by the FCC, which became effective September 1, 1993, provide for a benchmark and price cap system that will be used to regulate basic and non-basic service rates, and cost-of-service showings will be available to cable operators to allow them to justify rates above benchmark levels. Spacelink reduced service rates for basic and tier services in its owned and managed systems as required effective September 1, 1993. Spacelink has been negatively impacted by this reduction. The reduction resulted in a decrease in operating revenues in those systems which was somewhat mitigated by increases in revenues from premium service, pay-per-view and advertising sales. On February 22, 1994, the FCC adopted several rate orders including an order which revised its benchmark regulatory scheme. The FCC's new regulations will generally require rate reductions of 17% of September 30, 1992 rates, absent a successful cost-of-service showing. The new regulations became effective on May 15, 1994. Spacelink complied with the new benchmark regulations and reduced rates in its cable television systems. Certain of Spacelink's systems were negatively impacted by this new round of rate reductions. See Item 1, Regulation and Legislation and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.


         INDUSTRY GROWTH. Based upon information obtained by Spacelink from industry sources, Spacelink believes that the following table demonstrates the growth of the cable television industry in the United States for the periods indicated:

                                                            Approximate Percentage
                          Approximate Number                of TV Households With
End of Year               of Basic Subscribers(1)           Basic Cable Service(2)
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

- ---------------

(1) The number of basic subscribers is computed by dividing the sum of total individual-dwelling subscribers and total revenues from bulk-rate subscribers by the standard basic service rate.

(2) The percentage is computed by dividing the number of basic subscribers by the number of TV households in the United States (94,135,104 TV households in 1993).

BUSINESS OF JONES FUTUREX, INC.

         Futurex is engaged in the business of manufacturing and marketing information security products and providing contract manufacturing services. Futurex has been in the information security business since 1981. Initially, Futurex applied encryption techniques to satellite transmissions for the protection of cable television signals and subsequently applied its expertise to PC- based requirements.

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

           Galactic, through Superaudio, is also engaged in the business of providing stereo audio programming to cable television system basic subscribers. Superaudio is currently the only entity providing multi-channel basic cable radio services. Superaudio offers a nine-channel, 24-hour-a-day FM stereo audio service, transmitting six popular audio music formats including classical, jazz, pop and easy listening, comedy and news. As of May 31, 1994, Superaudio provided audio programming to approximately 300 cable television systems serving approximately 6.2 million subscribers. Superaudio derives its revenues from system affiliation fees paid by the cable systems, which currently average 3c. per subscriber per month. Operating expenses attributable to Superaudio include the costs associated with marketing and selling the service, and the transponder lease fees paid an affiliate for the satellite that provides the Superaudio programming to cable television systems.

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

           The growth of the business of Superaudio has been slowed by the launching of premium or digital audio services which provide a higher quality digital broadcast. Two companies currently offer premium cable audio services that deliver CD-quality sound. General Instrument's Jerrold Division offers digital cable radio (DCR), and International Cablecasting Technology, Inc., the parent company of Tempo Sound, offers Digital Music Express (DMX). These services offer cable subscribers choices of commercial- free music formats, simulcasting of cable network audio, event music programming and over-the-air radio stations.

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

ACQUISITION OF CABLE TELEVISION SYSTEM BY INTERCABLE

           On January 28, 1993, Intercable entered into an agreement with American Cable TV Investors 2 ("ACT 2") (the "North Augusta Agreement") to acquire the cable television systems serving North Augusta, South Carolina and surrounding areas (the "North Augusta System") for $28,500,000, subject to normal closing adjustments. The North Augusta System is contiguous to the Augusta, Georgia cable system managed by Intercable on behalf of oneof its partnerships. As a result of the renegotiation of the North Augusta Agreement, the purchase price was reduced to $27,200,000, subject to normal closing adjustments. The transaction closed on December 15, 1993. Intercable paid Jones Group $680,000 for brokerage services related to this acquisition. See
Item 13, Certain Transactions.

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

         There are currently bills pending in Congress that would permit the LECs to provide cable television service over their own facilities conditioned on establishing a video programming affiliate that will maintain separate records to prevent cross- subsidization. These bills would, among other things, also prohibit telephone companies from purchasing existing cable systems within their telephone service areas.

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

Dated:   September 7, 1994