Form 10-K/A
period 1994-05-31
JONES SPACELINK LTD
filed 1994-09-19
CIK 353796

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

                             JONES SPACELINK, LTD.
                             ---------------------
             (Exact name of registrant as specified in its charter)

    Colorado                                              84-0835095
    --------                                              --------------
(State of Organization)                                   (IRS Employer
                                                          Identification No.)

P.O. Box 3309, Englewood, Colorado                        80155-3309
- - ----------------------------------                        ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (303) 792-9191
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

         On March 3, 1993, Spacelink issued 1,026,113 shares of its Class A Common Stock to International for all of the outstanding shares of Jones Futura Foundation, Ltd., ("Futura") which is the owner of all rights in and to certain data encryption products (the "Products"), including hardware specifications and designs and software source code. The Products exist in several versions, each version intended to be compatible with a different brand of microcomputer, that encrypt, decrypt and authenticate data stored in and communicated between microcomputers. Historically, Futurex licensed the rights from Futura to manufacture, use, market, sell and otherwise exploit the Products in exchange for the payment of a license fee to Futura of 10 percent of sales from the Products. For the purposes of this transaction, Futura was valued at $844,000, which was based on the discounted value of the estimated future revenues from the sale of the Products. In addition, for purposes of determining the number of shares issued, Spacelink's Class A Stock was valued at $.82 per share, which represented the average trading price of the Class A Stock for the preceding three month period. The acquisition of Futura by Spacelink was accounted for as a transfer between entities under common control and accordingly the assets transferred are recorded by Spacelink at International's historical costs. However, as required by generally accepted accounting principles, the excess of fair market value over Futura's historical cost was recorded using the price of Spacelink's Class A Common Stock as of the date the transaction closed. The price of Spacelink's Class A Common Stock on March 3, 1993 was $1.25, resulting in a $1,293,000 charge to accumulated deficit in the accompanying consolidated financial statements.


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

Dated:   September 19, 1994