Form 10-Q
period 1994-08-31
JONES SPACELINK LTD
filed 1994-10-17
CIK 353796

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarter Ended August 31, 1994   Commission File Number 0-10040

                             Jones Spacelink, Ltd.
                             ---------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    #84-0835095
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                 P.O. Box 3309, Englewood, Colorado 80155-3309
                 ---------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (303) 792-9191



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
   -------                                                             -------

Number of shares outstanding of each of the issuers' classes of common stock, as of October 11, 1993:

         Class A Common Stock, par value $.01 per share:   77,646,461
         Class B Common Stock, par value $.01 per share:      415,000

                     JONES SPACELINK, LTD. AND SUBSIDIARIES


                                   I N D E X


                                                                                                                Page
                                                                                                               Number
                                                                                                               ------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Unaudited Consolidated Balance Sheets
                     August 31, 1994 and May 31, 1994                                                               3-4

                 Unaudited Consolidated Statements of Operations
                     Three Months Ended August 31, 1994 and 1993                                                      5

                 Unaudited Consolidated Statements of Cash Flows
                     Three Months Ended August 31, 1994 and 1993                                                      6

                 Notes to Unaudited Consolidated Financial Statements
                     August 31, 1994                                                                                7-9


         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                                10-19


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                                                                  20

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     As of August 31, 1994 and May 31, 1994

                                                                                        August 31,                  May 31,
ASSETS                                                                                     1994                      1994
                                                                                        ----------                  -------
                                                                                                  (In Thousands)

CASH AND CASH EQUIVALENTS                                                            $       7,035               $      4,892

RECEIVABLES:
  Trade receivables, net of allowance for doubtful
    accounts of $741,000 and $694,000                                                        8,063                      8,837
  Affiliated entities, net of allowance for doubtful
    accounts of $1,653,000 and $1,580,000                                                   21,661                     20,936
  Other                                                                                        783                        715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of
    accumulated depreciation of $136,536,000
    and $138,908,000                                                                       189,124                    201,735
  Franchise costs, net of accumulated amortization
    of $93,708,000 and $93,466,000                                                          86,456                     91,802
  Subscriber lists, net of accumulated
    amortization of $34,429,000 and $34,922,000                                             18,852                     21,531
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $5,848,000 and $6,511,000                                                            37,774                     43,525
  Noncompete agreements, net of accumulated
    amortization of $1,145,000 and $1,079,000                                                  500                        566
  Investments in domestic cable television managed
    partnerships and corporate stock                                                        42,425                     38,717
  Investment in foreign cable/telephony properties                                          62,143                     57,752
                                                                                     -------------               ------------

          Total Investment in Cable
              Television Properties                                                        437,274                    455,628
                                                                                     -------------               ------------

DEFERRED TAX ASSET, net of valuation allowance
  of $33,692,000 and $37,785,000                                                             8,908                      7,948

DEPOSITS, PREPAID EXPENSES AND OTHER                                                        28,414                     27,671
                                                                                     -------------               ------------

          Total Assets                                                               $     512,138               $    526,627
                                                                                     =============               ============



     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     As of August 31, 1994 and May 31, 1994

                                                                                        August 31,                   May 31,
LIABILITES AND SHAREHOLDERS' INVESTMENT                                                    1994                       1994
                                                                                        ----------                  ---------
                                                                                                     (In Thousands)

LIABILITIES:
  Accounts payable and accrued liabilities                                              $    42,125                  $ 46,334
  Subscriber prepayments and deposits                                                         6,028                     5,709
  Credit facility and other debt of
    Jones Spacelink, Ltd.                                                                    75,848                    74,886
  Credit facility of Jones Intercable, Inc.                                                  42,000                    63,000
  Subordinated debentures and other debt of
    Jones Intercable, Inc.                                                                  280,718                   280,907
                                                                                        -----------                  --------

          Total Liabilities                                                                 446,719                   470,836

DEFERRED REVENUE AND INCOME                                                                   2,940                     3,053

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                              57,173                    48,106

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 220,000,000
    shares authorized; 77,646,461 and 77,632,700 shares
    issued and outstanding at August 31, 1994
    and May 31, 1994, respectively                                                              777                       776
  Class B Common Stock, $.01 par value, 415,000
    shares authorized, issued and outstanding                                                     4                         4
  Additional paid-in capital                                                                 52,732                    52,653
  Accumulated deficit                                                                       (46,123)                  (46,717)
  Less: Treasury stock of Jones Intercable, Inc.
    at cost, net of minority interests                                                       (2,084)                   (2,084)
                                                                                        -----------                  --------

          Total Shareholders' Investment                                                      5,306                     4,632
                                                                                        -----------                  --------

          Total Liabilities and Shareholders'
            Investment                                                                  $   512,138                  $526,627
                                                                                        ===========                  ========



     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                         As of August 31, 1994 and 1993

                                                                                           For the Three Months Ended
                                                                                        --------------------------------
                                                                                        August 31,          August 31,
                                                                                        ----------          ----------
                                                                                            1994                1993
                                                                                        -----------         -----------
                                                                                      (In Thousands, except Per Share Data)
REVENUES:
  Subscriber service fees                                                               $    35,013         $     33,244
  Management fees                                                                             5,034                4,888
  Encryption sales and manufacturing services                                                 1,955                1,355
  Radio programming services                                                                    715                  836
  Brokerage fees                                                                              1,026                   78
  Uplinking fees, partnership fees, distributions and other                                     600                  428
                                                                                        -----------         ------------

    Total Revenues                                                                           44,343               40,829

COSTS AND EXPENSES:
  Operating expenses                                                                        (24,873)             (21,291)
  General and administrative expenses (including
    amounts allocated from Jones International, Ltd. of $913,000
    and $486,000, respectively)                                                              (2,966)              (3,225)
  Depreciation and amortization                                                             (13,456)             (12,923)
                                                                                        -----------         ------------

    Operating Income                                                                          3,048                3,390

OTHER INCOME (EXPENSE):
  Interest expense                                                                          (10,758)              (9,690)
  Equity in losses of partnerships and
    affiliated companies                                                                       (810)              (1,187)
  Interest income                                                                             1,173                  817
  Gain on sale of assets                                                                     15,496                 -
  Other, net                                                                                    549                 (645)
                                                                                        -----------         ------------

    Income (Loss) Before Income Taxes and Minority Interests                                  8,698               (7,315)

INCOME TAX BENEFIT                                                                              923                  485
                                                                                        -----------         ------------

    Income (Loss) Before Minority Interests                                                   9,621               (6,830)

MINORITY INTERESTS IN NET (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARIES                                                                  (9,014)               4,827
                                                                                        -----------         ------------

NET INCOME (LOSS)                                                                       $       607         $     (2,003)
                                                                                        ===========         ============

NET INCOME (LOSS) PER COMMON SHARE                                                      $       .01         $       (.03)
                                                                                        ===========         ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                         78,061               77,573
                                                                                        ===========         ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                         As of August 31, 1994 and 1993

                                                                                          For the Three Months Ended
                                                                                        ------------------------------
                                                                                        August 31,          August 31,
                                                                                        ----------          ----------
                                                                                            1994                1993
                                                                                        -----------         -----------
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $        607         $   (2,003)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Minority interests in net income (loss) of
      consolidated subsidiaries                                                               9,014             (4,827)
     Gain on sale of assets                                                                 (15,496)              -
     Depreciation and amortization                                                           13,456             12,923
     Deferred income tax benefit                                                               (923)              (485)
     Recognition of deferred revenue and income                                                (113)               (78)
     Equity in losses of limited partnerships and
      affiliated companies                                                                      810              1,187
     Decrease (increase) in trade accounts receivable                                           774               (246)
     Decrease (increase) in other receivables, deposits,
      prepaid expenses and other assets                                                       1,195             (1,623)
     Decrease in accounts payable and accrued
      liabilities and subscriber prepayments
      and deposits                                                                           (4,585)            (2,742)
                                                                                       ------------         ----------
             Net cash provided by operating activities                                        4,739              2,106
                                                                                       ------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of cable television system
    by Jones Intercable, Inc.                                                                35,587               -
  Purchases of property, plant and equipment, net                                            (7,049)            (4,164)
  Investments in cable television partnerships and affiliates                                (4,515)            (2,359)
  Investment in Mind Extension University, Inc.
    by Jones Intercable, Inc.                                                                (4,242)            (3,708)
  Deferred acquisition costs                                                                 (2,185)              -
  Other, net                                                                                    709                903
                                                                                       ------------         ----------
             Net cash provided by (used in) investing activities                             18,305             (9,328)
                                                                                       ------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of borrowings by Jones Spacelink, Ltd.                                             1,016                719
  Repayment of borrowings by Jones Spacelink, Ltd.                                              (54)               (26)
  Proceeds from borrowings by Jones Intercable, Inc.                                         16,500              9,000
  Repayment of borrowings by Jones Intercable, Inc.                                         (37,500)              -
  Decrease (increase) in advances to affiliated entities                                       (725)            (2,979)
  Decrease in minority interests in consolidated subsidiaries                                    53                 19
  Other, net                                                                                   (191)               (73)
                                                                                       ------------         ----------
             Net cash provided by (used in) financing activities                            (20,901)             6,660
                                                                                       ------------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              2,143               (562)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                             4,892              1,348
                                                                                       ------------         ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                            $      7,035         $      786
                                                                                       ============         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest Paid                                                                       $     13,359         $   11,552
                                                                                       ============         ==========

   Income Taxes Paid                                                                   $       -            $     -
                                                                                       ============         ==========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                August 31, 1994

(1)      Basis of Presentation:

         This Form 10-Q is being filed in conformity with the Securities and Exchange Commission's requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of Jones Spacelink, Ltd. ("Spacelink") and subsidiaries' financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, this data does include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Spacelink and its subsidiaries at August 31, 1994 and May 31, 1994, and the results of their operations and their cash flows for the three months ended August 31, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         Spacelink's unaudited consolidated financial statements include the accounts of Jones Futurex, Inc. ("Futurex"), and Spacelink's other wholly owned subsidiaries, as well as the accounts of its other subsidiaries: The Jones Group, Ltd. ("Jones Group"), Jones Galactic Radio, Inc. ("Galactic Radio"), Jones Earth Segment, Inc. ("Earth Segment") and Jones Intercable, Inc. ("Intercable"). At August 31, 1994, Spacelink owned directly 80.1 percent and indirectly an additional 2.8 percent of the Common Stock of Jones Group, 81 percent directly and indirectly 2.8 percent of Galactic Radio, 81 percent of Earth Segment and approximately 58 percent of the outstanding Common Stock (14 percent of both classes of outstanding shares) of Intercable.

         Because Intercable's Common Stock has a voting preference over Intercable's Class A Common Stock, Spacelink's majority ownership of Intercable's Common Stock enables it to elect approximately 75 percent of Intercable's Board of Directors. Although Spacelink effectively controls Intercable through its ability to control the election of 75 percent of Intercable's Board of Directors, certain provisions of Intercable's loan agreements limit the amount of funds it may loan or advance to its affiliates, including Spacelink. As a result of these limitations, the net assets of Intercable generally are not available to Spacelink to fund its operating or capital needs. In addition, Spacelink bears no responsibility for the outstanding obligations, commitments or contingencies of Intercable. However, these limitations will not impair the ability of Spacelink to pledge its equity holdings in Intercable, although any such pledge is subject to the express approval of Spacelink's and Intercable's Chairman of the Board and Chief Executive Officer, Glenn R. Jones, or his personal representative. Spacelink's share of the net restricted assets of Intercable, defined as Intercable's total shareholders' investment less related minority interests, included in the accompanying balance sheet was $9,627,000 at August 31, 1994.

(2)      Proposed Sale of Spacelink's Assets and Liquidation:

         On May 31, 1994, Intercable and Spacelink entered into a definitive agreement with respect to the reorganization of such companies. Pursuant to that agreement, Intercable will issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink and the assumption of Spacelink's liabilities. Spacelink would then dissolve and distribute to its shareholders such shares of Class A Common Stock, as well as the Common Stock of Intercable currently held by it. A portion of the Class A Common Stock of Intercable otherwise allocable to International (the controlling shareholder of Spacelink) upon the liquidation of Spacelink will instead be allocated to the minority shareholders of Spacelink. After giving effect to this allocation, and assuming the exercise of all outstanding Class A Common Stock options, each non-dissenting minority shareholder of Spacelink would receive .09629 shares of Intercable Class A Common Stock and .03567 shares of Intercable Common Stock for each share of Spacelink stock held on the closing date.

         Also on May 31, 1994, Intercable entered into a definitive agreement with Bell Canada International Inc. ("BCI") whereby BCI is expected to acquire an approximate 30 percent equity interest in Intercable through the purchase of Class A Common Stock of Intercable. Under the terms of the agreement, BCI is expected to invest $400,000,000 over time. The original investment is expected to be in two installments: the purchase by BCI of 2,500,000 newly issued shares of Class A Common Stock of Intercable at $22 per share for $55,000,000, and the purchase by BCI at closing of 7,500,000 newly issued shares of Class A Common Stock of Intercable at $27.50 per share for approximately $206,000,000, resulting in a 30 percent equity interest in Intercable for a total consideration of approximately $261,000,000. Intercable received the $55,000,000 initial investment, representing an approximate 13 percent interest in Intercable, in the fourth quarter of fiscal 1994. The $55,000,000 was used to reduce amounts outstanding under Intercable's revolving credit facility. BCI also has committed to invest up to an additional $139,000,000 to maintain its 30 percent interest in the event Intercable offers additional Class A Common Stock. BCI has the right to maintain or increase its ownership by investing amounts beyond the initial $400,000,000 commitment.

         Further, on May 31, 1994, definitive agreements were entered into between BCI and International and Glenn R. Jones, Chairman and Chief Executive Officer of International, pursuant to which BCI will acquire an option to acquire in the future certain shares of Common Stock of Intercable which represent the controlling interest in Intercable.
         The option will be acquired for a payment of $19 per share. Except in limited circumstances, the option will only be exercisable during the eighth year after closing. If exercised, BCI would then hold a sufficient number of shares of Common Stock of Intercable to enable it to elect 75 percent of the Board of Directors of Intercable.

         The closings of the foregoing transactions are expected to occur simultaneously in December 1994. Closing of the BCI investment in Intercable and closing of the reorganization of Intercable and Spacelink are subject to a number of conditions, including the approval of the shareholders of Intercable, and with respect to the reorganization between Spacelink and Intercable, the approval of the shareholders of Spacelink and the receipt of a favorable tax ruling from the Internal Revenue Service. If such conditions to the closing of the Intercable-Spacelink transaction are not met or waived, the reorganization between Intercable and Spacelink may not occur, and Spacelink would continue to exist as a separate entity. If the BCI investment in Intercable is made, Spacelink would grant an option to BCI on the 2,859,240 shares of Common Stock of Intercable owned by it, in return for an option payment of $19 per share of Intercable Common Stock or $54,326,000.

(3)      Sale of Cable System by Intercable:

         On January 7, 1994, Intercable entered into an agreement with Bresnan Communications Company ("Bresnan") to sell Intercable's Gaston County, North Carolina cable television system (the "Gaston System") to Bresnan for $36,500,000, subject to normal closing adjustments. Closing on this transaction occurred July 22, 1994. Jones Group received $912,500 for brokerage services related to this acquisition. Proceeds from the sale of the Gaston System were used to repay amounts outstanding on Intercable's credit facility. Intercable recognized a gain before income taxes of $15,496,000 related to this transaction.

(4)      Investment in Jones Global Group by Intercable:

         Intercable owns a 38 percent interest in Jones Global Group, Ltd. ("Jones Global Group"), a Colorado corporation of which 62 percent is owned by International. On July 25, 1994, Jones Global Group and certain of Jones Global Group's wholly- owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia plc, a public limited company incorporated under the laws of England and Wales, in exchange for 3,663,584 American Depository Shares ("ADSs") representing 18,317,920 Ordinary Shares of Bell Cablemedia. Also on July 22, 1994, Intercable and certain of its wholly-owned subsidiaries transferred all of their interests in their cable/telephony properties in the United Kingdom to Bell Cablemedia in exchange for 6,035,648 ADSs representing 30,178,240 Ordinary Shares of Bell

         Cablemedia. As a result of these transactions, Intercable and Jones Global Group no longer own any direct interest in cable/telephony properties in the United Kingdom.

         Prior to the closing of these transactions, Bell Cablemedia was indirectly owned 80 percent by BCI and 20 percent by Cable and Wireless plc ("C&W"). Intercable's and Jones Global Group's agreement to contribute their United Kingdom holdings to Bell Cablemedia was contingent upon the successful completion of Bell Cablemedia's initial public offering, which closed on July 22, 1994. The initial offering price for the ADSs was $17.00 per ADS. As part of the initial offering, Jones Global Group sold 1,100,000 ADSs providing net cash proceeds of $17,547,888.

         The ADSs received by Intercable are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"), and Intercable will not be able to sell its ADSs unless an exemption from registration under the Securities Act is available or unless its ADSs are registered by a subsequent registration statement. Bell Cablemedia, BCI, C&W, Intercable and Jones Global Group have agreed that, until after January 10, 1995, they will not sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia (except for those ADSs received by Jones Global Group that were sold as part of the ADS Offerings) without prior written consent of the lead U.S. underwriters of the ADS Offerings.

         After giving effect to Bell Cablemedia's acquisition of the United Kingdom holdings of Intercable and Jones Global Group and the closings of the ADSs Offerings on July 22, 1994, BCI indirectly owns approximately 42.2 percent, C&W indirectly owns approximately 12.8 percent, Intercable owns approximately 9.7 percent and Jones Global Group owns approximately 4.2 percent of the issued and outstanding shares of Bell Cablemedia. Based upon the quoted market price of $25.50 per ADS at September 30, 1994, the quoted market value of Intercable's direct investment totaled approximately $153,909,000. Intercable's indirect investment, through its 38 percent ownership of Jones Global Group, totaled $24,841,000. Due to the affiliated nature of the transaction and Intercable's indirect continuing interest in the UK properties, the investment in Bell Cablemedia is reflected at Intercable's cost. At August 31, 1994, Intercable's net investment in Bell Cablemedia totalled approximately $52,945,500.

         Intercable paid an advisory fee of L.414,854 (approximately $632,600) to Jones Financial Group in fiscal 1995 for its services to Intercable in connection with the aforementioned United Kingdom transactions. Jones Global Group paid an advisory fee of L.251,812 (approximately $384,000) to Jones Financial Group for its services to Jones Global Group in connection with the aforementioned United Kingdom transactions. Jones Financial Group is owned by International and Glenn R. Jones.

         Jones Spanish Holdings, Inc. ("Spanish Holdings") is an affiliate indirectly owned 38 percent by Intercable and 62 percent by International. Intercable has made advances totaling $164,200 during the first quarter of fiscal 1995, and has advanced a total of $7,928,200 as of August 31, 1994 to fund Spanish Holdings' activities to date. These advances have been reflected as investments in foreign cable television properties on Intercable's consolidated balance sheets due to their long-term nature, with interest charged at Intercable's weighted average cost of borrowing. Intercable's net investment in all of its Spanish activities was approximately $7,852,400 at August 31, 1994. In June 1994, Spanish Holdings agreed to transfer all of its interests in its cable/telephony properties in Spain to Bell Cablemedia in exchange for 190,148 ADSs representing 950,740 Ordinary Shares of Bell Cablemedia. The closing of this transaction occurred October 13, 1994. The ADSs to be received by Spanish Holdings will be restricted securities within the meaning of Rule 144 under the Securities Act, and Spanish Holdings will agree not to sell or otherwise dispose of any ADSs or Ordinary Shares of Bell Cablemedia until after January 10, 1995.

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

Prompted by the changes taking place in the cable television industry as described above, the changes which appear likely to happen in the future and the liquidity challenges brought on by these changes, on May 31, 1994, Intercable and Spacelink entered into a definitive agreement with respect to the reorganization of such companies. Pursuant to that agreement, Intercable would issue 4,100,000 shares of Class A Common Stock to Spacelink in exchange for substantially all of the assets of Spacelink and the assumption of Spacelink's liabilities. Spacelink would then dissolve and distribute to its shareholders such shares of Class A Common Stock, as well as the Common Stock of Intercable currently held by it. A portion of the Class A Common Stock of Intercable otherwise allocable to International upon the liquidation of Spacelink would instead be allocated to the minority Class A Common Stock shareholders of Spacelink. After giving effect to this allocation, and assuming the exercise of all outstanding Class A Common Stock options, each non-dissenting minority shareholder of Spacelink would receive .09629 shares of Intercable Class A Common Stock and .03567 shares of Intercable Common Stock for each share of Spacelink stock held on the closing date.

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

The closings of the foregoing transactions are expected to occur simultaneously in December 1994. Closing of the BCI investment in Intercable and closing of the reorganization of Intercable and Spacelink are subject to a number of conditions, including the approval of the shareholders of Intercable, and with respect to the reorganization between Spacelink and Intercable, the approval of the shareholders of Spacelink and the receipt of a favorable tax ruling from the Internal Revenue Service. If such conditions to the closing of the Intercable-Spacelink transaction are not met or waived, the reorganization between Intercable and Spacelink may not occur, and Spacelink would continue to exist as a separate entity. If the BCI investment in Intercable is made, Spacelink would grant an option to BCI on the 2,859,240 shares of Common Stock of Intercable owned by it, in return for an option payment of $19 per share, or $54,326,000.

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

During the first quarter of fiscal 1995, the cash position of Spacelink and its consolidated subsidiaries excluding Intercable was impacted from operating, investing and financing activities as follows:

                                                                                              (In Thousands)
Cash Flows from Operating Activities:
  Cable television system operations                                                            $  1,544
  Management fees from managed limited partnerships                                                  530
  Radio programming operations                                                                      (471)
  Jones Futurex operations                                                                          (139)
  Other operations, net                                                                              925
  Interest payments                                                                               (1,731)
                                                                                                --------

         Net cash provided by operating activities                                                   658
                                                                                                --------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment                                                      (1,429)
                                                                                                --------

         Net cash used in investing activities                                                    (1,429)
                                                                                                --------

Cash Flows from Financing Activities:
  Proceeds from borrowings                                                                         1,016
  Repayment of borrowings                                                                            (54)
  Advances from Jones International, Ltd.                                                            851
  Increase in advances to affiliates                                                                (488)
  Payment of dividends by Jones Group to Jones Intercable, Inc.                                      (56)
  Other                                                                                               37
                                                                                                --------

         Net cash provided by financing activities                                                 1,306
                                                                                                --------

Increase in cash and cash equivalents                                                                535

Cash and cash equivalents, at beginning of period                                                    653
                                                                                                --------

Cash and cash equivalents, at end of period                                                     $  1,188
                                                                                                ========

During the first quarter of fiscal 1995, Spacelink purchased property, plant and equipment totalling approximately $1,429,000. The following table details Spacelink's capital expenditures by significant category for the three months ended August 31, 1994 and its currently anticipated capital expenditures for the remainder of fiscal 1995.


                                          Three Months Ended               Remainder                Total Anticipated
                                           August 31, 1994                Fiscal 1995                   Fiscal 1995
                                       ------------------------     -------------------------     -----------------------
                                         Amount      % of Total       Amount       % of Total       Amount     % of Total
                                       ----------    ----------     ----------     ----------     ----------   ----------
                                                                        (In Thousands)
Cable System Extensions
  and Improvements                        $   474          33%       $ 4,150           54%         $ 4,624        51%

Land and Equipment for
  Earth Segment                               827          58%         2,748           36%           3,575        39%

Manufacturing and Other
  Equipment for Futurex                       103           7%           602            8%             705         8%

Other                                          25           2%           145            2%             170         2%
                                          -------         ---        -------          ---          -------       ---

      Total Capital Expenditures          $ 1,429         100%       $ 7,645          100%         $ 9,074       100%
                                          =======         ===        =======          ===          =======       ===

On April 13, 1993, Spacelink entered into credit agreements, which agreements include a $65,000,000 Revolving Credit Facility (the "Revolving Facility") and a $10,000,000 Term Loan (the "Term Loan"). The Revolving Facility was originally scheduled to begin reducing on August 31, 1994, with a final maturity date of February 28, 2001. The Revolving Facility bears interest, at Spacelink's option, at the Base Rate plus 3/4 to 1-3/8 percent, LIBOR plus 1-3/4 to 2-3/8 percent or the Certificate of Deposit rate plus 2 to 2-5/8 percent. The Term Loan matures May 31, 2001 and requires principal payments beginning May 31, 1995. Borrowings under the Term Loan bear interest at rates consistent with the rates of the Revolving Facility. Both the Revolving Facility and the Term Loan are secured by substantially all of Spacelink's assets with the exception of Spacelink's investment in Intercable. Effective November 30, 1993, Spacelink amended its Revolving Facility to increase the allowable ratio of debt to management fees and cable operating income before depreciation and amortization (the "Debt Ratio") from 6.5 to 1.0 to 6.75 to 1.0 in order to make available to it a majority of its Revolving Facility and to mitigate some of the impact of the recent cable reregulation on its liquidity. The balances outstanding under the Revolving Facility and Term Loan at August 31, 1994 were $65,000,000 and $10,000,000, respectively.

The Revolving Facility was originally structured to begin reducing at the rate of $1,787,500 per quarter for fiscal 1995, beginning with the quarter ending August 31, 1994. The scheduled reductions will reduce the Revolving Facility commitment from $65,000,000 at May 31, 1994 to $57,850,000 at May 31, 1995. In
addition, the term loan also requires a principal payment of $1,000,000 on May 31, 1995. In August 1994, Spacelink received from its banks a waiver for the scheduled Revolving Facility reductions for August 31 and November 30, 1994, which payments will now be due on February 28, 1995. In addition, Spacelink also received from its banks a waiver of certain financial covenants for the quarters ending August 31 and November 30, 1994, provided that its Debt Ratio not exceed 8.0 to 1.0 at the end of such fiscal quarters and a waiver of a financial covenant requiring a certain level of dividends from Jones Group for the year ended May 31, 1994.

In consideration for the waivers, Spacelink agreed to pay the banks' fees totalling $375,000 payable on the earlier of (a) the date the Revolving Facility and Term Loan are paid in full, (b) the date (if applicable) when Spacelink receives the option payment from BCI, or (c) February 28, 1995. In addition, Spacelink agreed to pay fees of $40,000 per month beginning September 30, 1994 and continuing until one of the following events occurs: (a) the Revolving Facility and Term Loan are paid in full, (b) Spacelink in fact receives the option payment from BCI, or (c) certain interest rate terms of the Revolving Facility and Term Loan are amended.

Spacelink has been negatively impacted by the rate reductions resulting from the rules and regulations of the FCC under the 1992 Cable Act. Most of Spacelink's owned and managed systems were required to reduce their service rates for basic and tier services on September 1, 1993, which resulted in a decrease in revenues and operating cash flow in those systems, which was somewhat mitigated by increases in revenues from premium services, pay-per-view and advertising sales. In Spacelink's managed systems, the management fees earned by Spacelink, which are a function of the operating revenues of a managed cable system, have also decreased, as has operating income before depreciation and amortization from Spacelink-owned systems. In February, the FCC announced a further rulemaking, which caused Spacelink to make additional rate reductions on July 14, 1994. The new rate regulations will have a negative effect in the future on revenues and operating cash flows from its owned and managed cable television systems.

Spacelink's liquidity will be reduced further by the impact of an overbuild of its Panama City Beach, Florida cable television system. The City Council of Panama City Beach and the County Commissioners of Bay County have granted cable television franchises to an unaffiliated company that has recently completed construction of a competing cable television system in Panama City Beach and began offering service on June 15, 1994. Spacelink intends to vigorously defend its subscriber base through additional programming offerings, aggressive marketing and enhanced customer service. Through October 7, 1994, Spacelink had a net loss of 825 subscribers to the competing cable televison company, or approximately ten percent of its residential customers in the Panama City Beach system.

Spacelink has made advances to, and deferred collection of, management fees and expense allocations from certain Spacelink-managed limited partnerships. A significant portion of these advances and deferrals represents funds necessary for capital expansion of, and improvements to, properties owned by Spacelink-managed limited partnerships and operating and interest expenses paid on behalf of such partnerships. These advances reduce Spacelink's available cash and its liquidity. Amounts due from various Spacelink- managed limited partnerships totalled approximately $4,198,000 at August 31, 1994. Of such amount, approximately $434,000 represented advances to various Spacelink-managed limited partnerships that will generally repay these advances in the quarter after such advances are made. The remaining amount of $3,534,000 is owed by Jones Spacelink Fund 4, Ltd. ("Fund 4"), and represents funds primarily for operating Fund 4's operating capital and debt service needs. Repayment of these advances will most likely occur, if at all, only when Fund 4's cable television system is sold and the partnership is liquidated. Spacelink anticipates, however, that based on its present assessment of asset value, the proceeds from the sale of Fund 4's cable television system will not be sufficient to repay all of Fund 4's obligations. Spacelink estimates that only approximately $1,881,000 of its advances to Fund 4 will ultimately be repaid and, therefore, at August 31, 1994, Spacelink has reserved $1,653,000 of the total amount due from Fund 4.

Subject to closing conditions, Spacelink currently anticipates that its pending transaction with Intercable will be consummated in December of 1994. During the period prior to the consummation of the transaction with Intercable, Spacelink anticipates that its operating revenues will only be sufficient to fund operating expenses and interest expense. In August 1994, Spacelink borrowed an additional $1,000,000 on its Revolving Facility and International advanced Spacelink $851,000 to fund certain capital expenditures and other working capital needs, leaving Spacelink with no additional borrowing capacity under the Revolving Facility and $1,188,000 of cash blances at August 31, 1994. As a result, Spacelink will postpone the bulk of its planned capital expenditures pending the transaction with Intercable or in the alternative, the option grant with BCI, and will commit to capital expenditures only after it has the liquidity to fund such expenditures. International may make additional advances to Spacelink to fund certain capital expenditures and for other working capital needs, however, International has no obligation to provide liquidity to Spacelink and, therefore, no assurance can be given as to if International will make any additional advances.

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

In compliance with these rules, Spacelink reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. Spacelink has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of- service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

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

Results of Operations-

Revenues excluding Intercable

Spacelink and its consolidated subsidiaries excluding Intercable derive their revenues from six primary sources: subscriber service fees from Spacelink-owned cable television systems, management fees from Spacelink-managed limited partnerships, sales of encryption hardware and software products and electronics manufacturing services of Futurex, sales by Jones Satellite Networks ("Satellite Networks"), a consolidated subsidiary of Galactic Radio which provides radio programming to radio stations, uplinking and playback services of Jones Earth Segment and brokerage fees earned by Jones Group on the acquisition and sale of cable television properties. Total revenues for Spacelink and its consolidated subsidiaries excluding Intercable for the three months ended August 31, 1994 were $10,050,000, an increase of $1,680,000, or approximately 20 percent, over the amount reported for the three months ended August 31, 1993. The principal activities giving rise to the changes in revenues are described below.

                            Subscriber Service Fees

Subscriber service fees from Spacelink-owned systems totalled $5,308,000 for the three months ended August 31, 1994, an increase of $77,000, or approximately one percent, over the amount reported in the comparable quarter one year ago. This increase was primarily the result of increases in basic service revenues and premium service fees due to increases in the number of basic and premium subscribers, respectively. This increase was partially offset by a decrease in equipment rental revenue and the effect of the reduction in basic service rates required under the regulations issued by the FCC in implementing the 1992 Cable Act.

                                Management Fees

Spacelink and certain of its wholly owned subsidiaries receive management fees generally of five percent of partnership gross revenues, excluding revenues from the sale of cable television properties, for the management of cable television systems owned by partnerships for which they are general partner. Spacelink's management fees increased slightly from $528,000 for the first quarter of fiscal 1994 to $530,000 for first quarter of fiscal 1995. Partnership revenues increased as a result of increases in the number of basic subscribers as well as advertising sales, premium service, installation fees and equipment rental fees. These increases were offset by the effect of the reduction in basic service revenues due to the July 14, 1994 reduction in basic rates as required under the regulations issued by the FCC.

                                Futurex Sales

Revenues of Futurex for the three months ended August 31, 1994 and 1993 were $1,955,000 and $1,355,000, respectively. The $600,000 increase in revenues, or approximately 44 percent, is the result of increases in electronics manufacturing services of $709,000 and sales of data encryption products of $162,000, which increases were offset by a decrease in systems integration services of $271,000.

                           Radio Programming Services

In January 1994, Satellite Networks began selling and inserting advertising on all of its radio formats. In exchange for allowing Satellite Networks to air the advertising, the radio station affiliates are, in most cases, charged no monthly fee, or a significantly reduced fee for the service. Prior to January 1994, these affiliate fees accounted for virtually all of Satellite Networks' revenues. Since January 1994, Satellite Networks experienced a significant decrease in affiliate fees as compared to the same periods one year ago. Over the longer term, however, management believes the advertising revenues will significantly exceed the affiliate fees it was receiving from the radio station affiliates. However, there can be no assurance of this result. Affiliate fees and advertising revenues generated from satellite delivered formatted music programming to radio stations totalled $715,000 and $836,000, respectively, for the three months ended August 31, 1994 and 1993, a decrease of $121,000, or approximately 14 percent, for the first quarter of fiscal 1995 as compared to the same period one year ago. During the first quarter of fiscal 1995, the number of radio stations receiving radio programming services increased by approximately 47 percent from the levels in the prior fiscal quarter.

                                 Brokerage Fees

Brokerage fees recognized by Jones Group for the three month period ended August 31, 1994, were $913,000 as compared to $-0- for the three month period in the prior fiscal year. The difference in total brokerage fees recognized by Jones Group was the result of differences in the number of transactions brokered by Jones Group during these periods.

The net recognition of brokerage fees in the first quarter of fiscal 1995 and 1994 of $113,000 and $78,000, respectively, which were previously deferred for financial reporting purposes, resulted in brokerage fee revenue on a consolidated basis of $1,026,000 and $78,000 for the first quarter of fiscal 1995 and fiscal 1994, respectively.

                        Uplinking and Playback Services

Uplinking and playback services of Jones Earth Segment totalled $516,000 and $279,000, respectively, for the three months ended August 31, 1994 and 1993. Such services increased by $237,000, or approximately 85 percent for the first quarter of fiscal 1995 as compared to the similar period one year ago. The increase for the three months ended August 31, 1994 as compared to the three months ended August 31, 1993 resulted from increased playback services of $181,000 and increased uplinking services of $56,000.

Revenues including Intercable

Consolidated revenues for the three months ended August 31, 1994 totalled $44,343,000, an increase of $3,514,000, or approximately nine percent over the amount reported for the similar period one year ago. Of the increase in consolidated revenues for the three month period ended August 31, 1994, over the amount reported during the similar period one year ago, Intercable accounted for $1,834,000, or approximately 52 percent. The increase in Intercable's revenues on a consolidated basis is primarily the result of an increase in subscriber service fees of $1,692,000, which increase is reflective of Intercable's purchase in December 1993 of the cable television system serving the areas in and around North Augusta, South Carolina (the "North Augusta System"). The effect of this acquisition was somewhat mitigated by the effect of Intercable's sale in July 1994 of the Gaston County, North Carolina cable television system (the "Gaston System").

Costs and Expenses excluding Intercable

Operating expenses and general and administrative expenses consists primarily of costs associated with the operation of company- owned cable television systems and the administration of managed limited partnerships, costs of the sales of data encryption products and costs of systems integration services and electronics manufacturing services provided by Futurex, sales, programming and administrative costs of Satellite Networks, uplinking and playback service costs of Jones Earth Segment and administrative costs of Jones Group.
Spacelink and Intercable are reimbursed by their managed limited partnerships for costs associated with the operation of their partnerships. Of the expenses borne by Spacelink and Intercable, the principal components are compensation paid to corporate and company-owned system personnel, programming expenses, professional fees, subscriber billing costs, data processing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

In the first quarter of fiscal 1995, operating expenses of Spacelink and its consolidated subsidiaries excluding Intercable, totalled $6,277,000, an increase of $1,246,000, or approximately 25 percent, from the similar period in the previous year. Operating expenses relating to the operation of cable television systems owned by Spacelink increased by $357,000, or approximately 12 percent, and are primarily the result of increased personnel related costs, premium service fees and advertising related costs of $162,000, $73,000 and $68,000, respectively. Costs of sales and services, marketing and technical customer support of Futurex increased $616,000, or approximately 52 percent, in the first quarter of fiscal 1995 as compared to the similar period one year ago. Total operating expenses of Satellite Networks increased by $273,000, or approximately 44 percent in the first quarter of fiscal 1995 as compared to the similar period one year ago, and are primarily the result of increased traffic and clearance, sales and programming costs. Operating costs of uplinking and playback services of Jones Earth Segment increased $63,000, or approximately 29 percent in the first quarter of fiscal 1995 as compared to the similar period one year ago. General and administrative expenses increased $3,000 from $1,217,000 for the three months ended August 31, 1994 to $1,220,000 for the similar period in fiscal 1995.

Consolidated Costs and Expenses including Intercable

Consolidated operating expenses for the first quarter of fiscal 1995 totalled $24,873,000, an increase of $3,582,000, or approximately 17 percent from the amount in the similar period one year ago. Operating expenses of Intercable on a consolidated basis accounted for $2,331,000, or approximately 65 percent of the total increase and were primarily the result of increased satellite fees and premium service fees of $899,000 and $584,000, respectively. The net effect of the purchase of the North Augusta System and the sale of the Gaston System was an increase in these expenses of approximately $590,000 for the first quarter of fiscal 1995 as compared to the similar period one year ago.

Consolidated general and administrative expenses decreased $259,000, or approximately eight percent from $3,225,000 in the first quarter of fiscal 1994 to $2,966,000 in the first quarter of fiscal 1995. This decrease is primarily the result of a decrease in transponder fees Intercable paid to Jones Space Segment, Inc. ("Space Segment"), an affiliate of International, during the first quarter of fiscal 1995 as compared to the similar quarter one year ago.

Other Income and Expenses excluding Intercable

                                Interest Expense

Interest expense for Spacelink and its consolidated subsidiaries excluding Intercable totalled approximately $1,488,000 in the first quarter of fiscal 1995 compared to approximately $1,031,000 in the comparable quarter one year ago. The increase in interest expense is primarily the result of an increase in the average levels of outstanding debt and higher effective interest rates on such debt during the first quarter of fiscal 1995, as compared to the similar period one year ago. Spacelink's effective interest rate on outstanding debt during fiscal 1995 was 6.79 percent.

                                Equity in Losses

Equity in losses of limited partnerships and affiliated companies, excluding Intercable, which partnership losses result principally from depreciation and amortization expense, for the first quarter of fiscal 1995 and 1994 were $263,000 and $278,000 respectively. The $15,000 decrease in equity losses of limited partnerships and affiliated companies in fiscal 1995 from the amount reported in fiscal 1994, was primarily the result of significantly reduced losses of Mind Extension University in the first quarter of fiscal 1995 as compared to the similar period in fiscal 1994. The decrease in equity losses of limited partnerships and affiliated companies was partially offset by losses of a Spacelink-managed Partnership, which are now being allocated 100 percent to Spacelink because the limited partners capital accounts are in a deficit position and the Partnership's liabilities exceed the estimated value of the Partnership's assets.

Consolidated Other Income and Expense including Intercable

                                Interest Expense

For the three months ended August 31, 1994, consolidated interest expense totalled approximately $10,758,000, an increase of $1,068,000, or approximately 11 percent, from the similar period one year ago. Of the total increase in consolidated interest expense for the three month period ended August 31, 1994 from the amount reported for the three month period ended August 31, 1993, Intercable accounted for $611,000 resulting from higher average outstanding balances and higher effective interest rates on Intercable's revolving credit facility.

                                Equity in Losses

Consolidated equity in losses of limited partnerships and affiliated companies, which partnership losses result principally from depreciation and amortization expense, decreased from $1,187,000 for the three month period ended August 31, 1993 to $810,000 for the three month period ended August 31, 1994. The $377,000 decrease in equity in losses of limited partnerships and affiliated companies for the first quarter of fiscal 1995, as compared to the similar period one year ago, was primarily the result of a reduction in the losses recognized by Intercable related to its 25 percent investment in Mind Extension University and an increase in income recognized by Intercable related to its investment in Jones Intercable Investors, L.P.

                                Interest Income

For the three months ended August 31, 1994, consolidated interest income totalled $1,173,000, an increase of $356,000, or approximately 44 percent, from the similar period one year ago. This increase is primarily the result of interest income earned by Intercable on advances made to Mind Extension University.

                             Gain on Sale of Assets

Intercable recognized a gain on the sale of the Gaston System of $15,496,000 during the first quarter of fiscal 1995. No similar transactions were recorded in the first quarter of fiscal 1994.

Minority Interest in Net (Income) Losses

For the three months ended August 31, 1994, minority interests in the net income of consolidated subsidiaries of $9,014,000 reflects primarily the elimination of the remaining shareholders' 86 percent interest in Intercable's net income in the first quarter of fiscal 1995. For the three months ended August 31, 1993, minority interest in the net loss of consolidated subsidiaries of $4,827,000 reflects primarily the elimination of the then remaining 83 percent interest in Intercable's net loss in the first quarter of fiscal 1994.

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

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 27) Financial Data Schedule (Submitted to the SEC for its information)

         (b)     Reports on Form 8-K.

                 Current Report of Form 8-K dated June 6, 1994 reporting (i) the execution by Spacelink of an Exchange Agreement and Plan of Reorganization and Liquidation with Jones Intercable, Inc. providing for the issuance by Jones Intercable, Inc. of shares of its Class A Common Stock for substantially all of the assets of Spacelink and (ii) the execution by Jones Intercable, Inc. of a Stock Purchase Agreement dated as of May 31, 1994 with Bell Canada International Inc. ("BCI") pursuant to which BCI is to acquire an approximate 30 percent equity interest in Jones Intercable, Inc.

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



                                        JONES SPACELINK, LTD.,
                                        a Colorado corporation


                                        By:  /s/ Gregory J. Liptak
                                            Gregory J. Liptak
                                            President


                                        By:  /s/ Jay B. Lewis
                                            Jay B. Lewis, Treasurer
                                            (Principal Accounting Officer)


Date:    October 14, 1994

                                EXHIBIT INDEX


27)        Financial Data Schedule
           (Submitted to the SEC for its information)