Form 10-Q
period 1994-11-30
JONES SPACELINK LTD
filed 1995-01-13
CIK 353796

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended November 30, 1994   Commission File Number 0-10040
                                                                   -------

                             Jones Spacelink, Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    #84-0835095
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                 P.O. Box 3309, Englewood, Colorado 80155-3309
                 ---------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (303) 792-9191
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                         No
    -----                                                          -----

Number of shares outstanding of each of the issuers' classes of common stock, as of December 20, 1994:

     Class A Common Stock, par value $.01 per share:                79,660,197
     Class B Common Stock, par value $.01 per share:                   415,000

                     JONES SPACELINK, LTD. AND SUBSIDIARIES


                                   I N D E X


                                                                                                                   Page
                                                                                                                  Number
                                                                                                                  ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Unaudited Consolidated Balance Sheets
                     November 30, 1994 and May 31, 1994                                                             3-4

                 Unaudited Consolidated Statements of Operations
                     Three and Six Months Ended November 30, 1994 and 1993                                            5

                 Unaudited Consolidated Statements of Cash Flows
                     Six Months Ended November 30, 1994 and 1993                                                      6

                 Notes to Unaudited Consolidated Financial Statements
                     November 30, 1994                                                                                7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                                    8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                                                                   9

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    As of November 30, 1994 and May 31, 1994

                                                                                        November 30,                May 31,
ASSETS                                                                                      1994                     1994
                                                                                        ------------                -------
                                                                                                    (In Thousands)
CASH AND CASH EQUIVALENTS                                                               $     3,185                  $4,892

RECEIVABLES:
  Trade receivables, net of allowance for doubtful
    accounts of $770,000 and $694,000                                                         8,349                   8,837
  Affiliated entities, net of allowance for doubtful
    accounts of $1,756,000 and $1,580,000                                                    22,887                  20,936
  Other                                                                                         736                     715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost, net of
    accumulated depreciation of $143,204,000
    and $138,908,000                                                                        194,714                 201,735
  Franchise costs, net of accumulated amortization
    of $97,659,000 and $93,466,000                                                           82,696                  91,802
  Subscriber lists, net of accumulated
    amortization of $36,364,000 and $34,922,000                                              16,917                  21,531
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $6,141,000 and $6,511,000                                                             37,481                  43,525
  Noncompete agreements, net of accumulated
    amortization of $1,180,000 and $1,079,000                                                   465                     566
  Investments in domestic cable television managed
    partnerships and corporate stock                                                         41,770                  38,717
  Investment in foreign cable/telephony properties                                           60,977                  57,752
                                                                                         ----------                 -------

          Total Investment in Cable
              Television Properties                                                         435,020                 455,628
                                                                                         ----------                 -------

DEFERRED TAX ASSET, net of valuation allowance
  of $37,301,000 and $37,785,000                                                              8,903                   7,948

DEPOSITS, PREPAID EXPENSES AND OTHER                                                         31,364                  27,671
                                                                                         ----------                 -------

          Total Assets                                                                  $   510,444                $526,627
                                                                                         ==========                 =======



     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    As of November 30, 1994 and May 31, 1994

                                                                                        November 30,                 May 31,
LIABILITES AND SHAREHOLDERS' INVESTMENT                                                     1994                      1994
                                                                                        ------------                 -------
                                                                                                     (In Thousands)
LIABILITIES:
  Accounts payable and accrued liabilities                                              $    52,783                  $46,334
  Subscriber prepayments and deposits                                                         5,956                    5,709
  Credit facility and other debt of
    Jones Spacelink, Ltd.                                                                    75,839                   74,886
  Credit facility of Jones Intercable, Inc.                                                  38,000                   63,000
  Subordinated debentures and other debt of
    Jones Intercable, Inc.                                                                  280,918                  280,907
                                                                                         ----------                  -------

          Total Liabilities                                                                 453,496                  470,836

DEFERRED REVENUE AND INCOME                                                                   2,828                    3,053

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                              52,775                   48,106

SHAREHOLDERS' INVESTMENT:
  Class A Common Stock, $.01 par value, 220,000,000
    shares authorized; 77,665,200 and 77,632,700 shares
    issued and outstanding at November 30, 1994
    and May 31, 1994, respectively                                                              777                      776
  Class B Common Stock, $.01 par value, 415,000
    shares authorized, issued and outstanding                                                     4                        4
  Additional paid-in capital                                                                 50,677                   50,569
  Accumulated deficit                                                                       (50,113)                 (46,717)
                                                                                         ----------                  -------

          Total Shareholders' Investment                                                      1,345                    4,632
                                                                                         ----------                  -------

          Total Liabilities and Shareholders'
            Investment                                                                  $   510,444                 $526,627
                                                                                         ==========                  =======



     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated balance sheets.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                     For the Three Months Ended             For the Six Months Ended
                                                             November 30,                          November 30,
                                                   ------------------------------        -------------------------------
                                                      1994                1993              1994                 1993
                                                   ----------          ----------        -----------          ----------
                                                                    (In Thousands, except Per Share Data)
REVENUES:
  Subscriber service fees                         $    35,290         $    33,327       $     70,303         $    66,571
  Management fees                                       5,100               4,784             10,134               9,672
  Encryption sales and manufacturing services           1,726               1,603              3,681               2,958
  Radio programming services                              740                 881              1,455               1,717
  Brokerage fees                                          112                  77              1,138                 155
  Uplinking fees, partnership fees,
    distributions and other                               495                 484              1,095                 912
                                                   ----------          ----------        -----------          ----------

    Total Revenues                                     43,463              41,156             87,806              81,985

COSTS AND EXPENSES:
  Operating expenses                                  (25,669)            (21,749)           (50,542)            (43,299)
  General and administrative expenses (including
    amounts allocated from Jones International,
    Ltd. of $869,000 and $511,000, for the three
    months ended November 30, 1994 and 1993,
    respectively, and $1,782,000 and $997,000
    for the six months ended November 30, 1994
    and 1993, respectively)                            (2,834)             (3,675)            (5,800)             (6,641)
  Depreciation and amortization                       (12,830)            (12,751)           (26,286)            (25,674)
                                                   ----------          ----------        -----------          ----------

    Operating Income                                    2,130               2,981              5,178               6,371

OTHER INCOME (EXPENSE):
  Interest expense                                    (10,680)             (9,889)           (21,438)            (19,579)
  Equity in losses of partnerships and
    affiliated companies                                 (742)             (1,444)            (1,552)             (2,631)
  Interest income                                       1,049               1,027              2,222               1,844
  Gain on sale of assets                                 -                   -                15,496                -
  Other, net                                             (156)                245                393                (400)
                                                   ----------          ----------        -----------          ----------

    Income (Loss) Before Income Taxes and
      Minority Interests                               (8,399)             (7,080)               299             (14,395)

INCOME TAX BENEFIT (PROVISION)                            (43)                561                880               1,046
                                                   ----------          ----------        -----------          ----------

    Income (Loss) Before Minority Interests            (8,442)             (6,519)             1,179             (13,349)

MINORITY INTERESTS IN NET (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARIES                             4,453               4,778             (4,561)              9,605
                                                   ----------          ----------        -----------          ----------

NET LOSS                                          $    (3,989)        $    (1,741)      $     (3,382)        $    (3,744)
                                                   ==========          ==========        ===========          ==========

NET LOSS PER COMMON SHARE                         $      (.05)        $      (.02)      $       (.04)        $      (.05)
                                                   ==========          ==========        ===========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   78,080              77,988             78,071              77,988
                                                  ===========         ===========       ============         ===========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                     JONES SPACELINK, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           For the Six Months Ended
                                                                                                  November 30,
                                                                                        ------------------------------
                                                                                           1994                1993
                                                                                        ---------           ----------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $   (3,382)         $    (3,744)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Minority interests in net income (loss) of
      consolidated subsidiaries                                                             4,561               (9,605)
     Gain on sale of assets                                                               (15,496)                -
     Depreciation and amortization                                                         26,286               25,674
     Deferred income tax benefit                                                             (955)                -
     Recognition of deferred revenue and income                                              (225)                (155)
     Equity in losses of limited partnerships and
      affiliated companies                                                                  1,552                2,631
     Decrease (increase) in trade accounts receivable                                         488               (1,888)
     Decrease (increase) in other receivables, deposits,
      prepaid expenses and other assets                                                    (1,303)              (3,990)
     Decrease in accounts payable and accrued
      liabilities and subscriber prepayments
      and deposits                                                                          3,459                  960
                                                                                        ---------           ----------
             Net cash provided by operating activities                                     14,985                9,883
                                                                                        ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of cable television system
    by Jones Intercable, Inc.                                                              35,587                 -
  Purchases of property, plant and equipment, net                                         (19,316)             (10,826)
  Investments in cable television partnerships and affiliates                              (3,349)              (8,219)
  Investment in Mind Extension University, Inc.
    by Jones Intercable, Inc.                                                              (4,242)              (8,451)
  Deferred acquisition costs                                                               (2,696)                -
  Other, net                                                                                1,142                1,909
                                                                                        ---------           ----------
             Net cash provided by (used in) investing activities                            7,126              (25,587)
                                                                                        ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of borrowings by Jones Spacelink, Ltd.                                           1,069                2,019
  Repayment of borrowings by Jones Spacelink, Ltd.                                           (116)                 (56)
  Proceeds from borrowings by Jones Intercable, Inc.                                       16,500               17,000
  Repayment of borrowings by Jones Intercable, Inc.                                       (41,500)                -
  Decrease in advances to affiliated entities                                                 479               (2,166)
  Decrease in minority interests in consolidated subsidiaries                                 108                  262
  Other, net                                                                                 (358)                (252)
                                                                                        ---------           ----------
             Net cash provided by (used in) financing activities                          (23,818)              16,807
                                                                                        ---------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (1,707)               1,103

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                           4,892                1,348
                                                                                        ---------           ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                            $    3,185          $     2,451
                                                                                        =========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest Paid                                                                       $   21,225          $    18,960
                                                                                        =========           ==========

   Income Taxes Paid                                                                         -                      90
                                                                                        =========           ==========

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                    JONES SPACELINK, LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               November 30, 1994

(1)      Basis of Presentation:

         This Form 10-Q is being filed in conformity with the Securities and Exchange Commission's requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of Jones Spacelink, Ltd. ("Spacelink") and subsidiaries' financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, this data does include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Spacelink and its subsidiaries at November 30, 1994 and May 31, 1994, and the results of their operations and their cash flows for the three and six months ended November 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      Sale of Spacelink's Assets and Liquidation:

         On December 19, 1994, the shareholders of Spacelink approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between Spacelink and Jones Intercable, Inc. ("Intercable") providing for the sale of substantially all of the assets of Spacelink to Intercable and the assumption of all of the liabilities of Spacelink by Intercable. On December 20, 1994, Intercable acquired all of the assets of Spacelink (except for the 2,859,240 shares of Intercable's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of Intercable's Class A Common Stock. Spacelink will effect its complete liquidation and distribute the aforesaid shares of Intercable's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. Intercable incurred costs related to this transaction totalling $3,255,000 at November 30, 1994, which have been deferred by Intercable and were considered part of the purchase price of Spacelink's assets.

(3)      Treasury Stock:

         Due to an amendment to the Colorado Business Corporation Act, effective July 1, 1994, Spacelink changed its accounting for treasury stock. Intercable shares held in treasury have been retired and classified as authorized but unissued shares.

(4)      Reclassifications:

         Certain prior period amounts have been reclassified to conform to the current period presentation.

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations


         On December 19, 1994, the shareholders of Spacelink approved an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between Spacelink and Jones Intercable, Inc. ("Intercable") providing for the sale of substantially all of the assets of Spacelink to Intercable and the assumption of all of the liabilities of Spacelink by Intercable. On December 20, 1994, Intercable acquired all of the assets of Spacelink (except for the 2,859,240 shares of Intercable's Common Stock owned by Spacelink) and assumed all of the liabilities of Spacelink (other than liabilities with respect to shareholders exercising dissenters' rights) in exchange for 3,900,000 shares of Intercable's Class A Common Stock. Spacelink will effect its complete liquidation and distribute the aforesaid shares of Intercable's Class A Common Stock and Common Stock to its shareholders, other than to any dissenting shareholders. Intercable incurred costs related to this transaction totalling $3,255,000 at November 30, 1994, which have been deferred by Intercable and were considered part of the purchase price of Spacelink's assets.

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 27)      Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 Current Report on Form 8-K dated December 20, 1994 reporting
                 (i) shareholder approval of an Exchange Agreement and Plan of Reorganization and Liquidation dated May 31, 1994, as amended, between Spacelink and Intercable providing for the issuance by Intercable of shares of its Class A Common Stock for substantially all of the assets of Spacelink and the assumption by Intercable of all of the liabilities of Spacelink and subsequent closing on December 20, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         JONES SPACELINK, LTD.,
                                         a Colorado corporation


                                         By:  /s/ Gregory J. Liptak
                                              ---------------------------------
                                                  Gregory J. Liptak
                                                  President


                                         By:  /s/ Jay B. Lewis
                                              ---------------------------------
                                                  Jay B. Lewis, Treasurer
                                                  (Principal Accounting Officer)


Date:    January 13, 1995

                                 Exhibit Index

Exhibits                                                                      Page
- --------                                                                      ----
   27)    Financial Data Schedule